Form 10-Q
period 2022-09-30
KB Global Holdings Ltd
filed 2022-11-30
CIK 1897525

Registration No. 333-261688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

KB Global Holdings Limited

(Exact name of Registrant as specified in its charter)

Cayman Islands	3080	Not applicable
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

No 3 Building of No 1 Jiali Construction Plaza FL 13,

No.4th Central Road, Futian, Shenzhen

Guangdong Province, 518000, People’s Republic of China

Tel: (86) 0755-8320 1415

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Harneys Fiduciary (Cayman) Limited,

4th Floor, Harbour Place, 103 South Church Street, P.O. Box 10240, Grand Cayman KY1-1002, Cayman Islands

Copies to:

McMurdo Law Group, LLC

1185 Avenue of the Americas, 3rd Floor

New York, NY 10036

(917) 318-2865

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of November 30, 2022, there were 11,000,000 shares of common stock issued and outstanding.

KB GLOBAL HOLDINGS LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2022 and 2021	F-3

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2022 and 2021	F-4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6 – F-11

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Other receivables	$11,921	$13,216
Amounts due from related parties	9,458	10,590
Cash and cash equivalents	1,305	44
Total current assets	22,684	23,850
Total assets	$22,684	$23,850

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrual	$3,000	$22,000
Tax payable	2,437	2,729
Amounts due to related parties	76,475	49,869
Total current liabilities	81,912	74,598
Total liabilities	81,912	74,598

Shareholders’ equity
Ordinary shares, $0.00001 par value, authorized 5,000,000,000 shares as of September 30, 2022 and December 31, 2021; 110,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,100	1,100
Accumulated deficit	(60,809)	(51,810)
Accumulated other comprehensive income	481	(38)
Total shareholders’ deficit	(59,228)	(50,748)
Total liabilities and shareholders’ equity	$22,684	$23,850

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Other income	1	1	1	1
Operating expenses	(3,000)	(5,733)	(9,000)	(12,202)
Loss from operations	(2,999)	(5,732)	(8,999)	(12,201)
Income tax expense	-	-	-	-
Net loss	(2,999)	(5,732)	(8,999)	(12,201)
Other comprehensive income (loss)
Foreign currency translation adjustments	270	(21)	519	5
Comprehensive loss	(2,729)	(5,753)	(8,480)	(12,196)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	110,000,000	110,000,000	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

			Retained	Accumulated other
			earnings	comprehensive
	Ordinary shares		(accumulated	income	Shareholder’
	Number	Amount	deficit)	(loss)	equity
Balance as of January 1, 2022	110,000,000	$1,100	$(51,810)	$(38)	$(50,748)
Net loss	-	-	(3,000)	-	(3,000)
Foreign currency translation adjustment	-	-	-	(11)	(11)
Balance as of March 31, 2022	110,000,000	1,100	(54,810)	(49)	(53,759)
Net loss	-	-	(3,000)	-	(3,000)
Foreign currency translation adjustment	-	-	-	260	260
Balance as of June 30, 2022	110,000,000	1,100	(57,810)	211	(56,499)
Net loss	-	-	(2,999)	-	(2,999)
Foreign currency translation adjustment	-	-	-	270	270
Balance as of September 30, 2022	110,000,000	$1,100	$(60,809)	$481	$(59,228)

Balance as of January 1, 2021	110,000,000	$1,100	$(17,326)	$4	$(16,222)
Net loss	-	-	(232)	-	(232)
Foreign currency translation adjustment	-	-	-	(9)	(9)
Balance as of March 31, 2021	110,000,000	1,100	(17,558)	(5)	(16,463)
Net loss	-	-	(6,237)	-	(6,237)
Foreign currency translation adjustment	-	-	-	35	35
Balance as of June 30, 2021	110,000,000	1,100	(23,795)	30	(22,665)
Net loss	-	-	(5,732)	-	(5,732)
Foreign currency translation adjustment	-	-	-	(21)	(21)
Balance as of September 30, 2021	110,000,000	$1,100	$(29,527)	$9	$(28,418)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2022
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from operations	$(8,999)	$(12,201)
Changes in operating assets and liabilities:
Other receivables	-	3,818
Accrual	(19,000)	5,000
Net cash used in operations	(27,999)	(3,383)

Cash flows from financing activities:
Advances from related parties	29,364	3,168
Net cash provided by financing activities	29,364	3,168

Effect of exchange rate change on cash and cash equivalents	(104)	3

Net increase (decrease) in cash and cash equivalents	1,261	(212)
Cash and cash equivalents, beginning of period	44	392
Cash and cash equivalents, end of period	$1,305	$180

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE NINE MONTHS ENDED September 30, 2022

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

KB Global Holdings Limited (the “Company”) is incorporated in the Cayman Islands on 17 November 2017 with the authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

On November 20, 2017, Kesheng Global (HK) Limited, or Kesheng HK, was incorporated in Hong Kong as a wholly-owned subsidiary of KB Global Holdings Limited.

On January 18, 2018, Suzhou Keju Enterprise Management Consulting Limited, or Suzhou Keju, our Wholly Foreign-Owned Enterprise (the “WFOE”), was incorporated in Suzhou, PRC, with registered capital of $10 million, as a wholly-owned subsidiary of Kesheng HK.

Beijing Kezhao Technology Co., Ltd. (the “BJKZ”) was incorporated in PRC on August 13, 2018. BJKZ is an information technology company which engaged in information technology development and consulting services.

On November 30, 2018, WFOE entered into an exclusive business cooperation agreement with the shareholders of BJKZ, through which WFOE has gained full control over the management and receive the economic benefits of BJKZ.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the activities of the following subsidiaries and variable interest entity (“VIE”): Kesheng HK, Suzhou Keju, and BJKZ. All inter-company transactions and balances have been eliminated in the consolidation.

In accordance with U.S. GAAP, VIE are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIE, BJKZ should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary, and accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Unaudited)
Current assets	$21,584	$22,750
Non-current assets	-	-
Total assets	$21,584	$22,750

Current liabilities	$25,912	$27,598
Non-current liabilities	-	-
Total liabilities	$25,912	$27,598

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency. The Company use Renminbi (“RMB”) as their functional currencies. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into U.S. dollar using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments. Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of financial assets and liabilities, such as balance with related parties approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits, and other short-term highly liquid investments placed with banks, which have original maturities of three months or less and are readily convertible to known amounts of cash.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of the ASUs is on a modified retrospective basis. The Group applied the new standard beginning April 1, 2020 and the adoption did not have a material impact on the Group’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Group applied the new standard beginning April 1, 2020 and the adoption did not have a material impact on the Group’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Group applied the new standard beginning April 1, 2020 and the adoption did not have a material impact on the Group’s consolidated financial statements.

Accounting standards issued but not adopted - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Group is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Group continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Group is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 - ACCRUAL

Accrual consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
Accrued audit fee	$3,000	$22,000

NOTE 4 - NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per ordinary share for years indicated:

	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net loss attributable to the Company, basic and diluted share	$(8,999)	$(12,201)

Weighted average ordinary shares used in computing basic and dilutive net loss per share	110,000,000	110,000,000
Net loss per ordinary share, basic and dilutive	(0.00)	(0.00)

There were no dilutive securities for the nine months ended September 30, 2022 and 2021.

NOTE 5 - INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the nine months ended September 30, 2022 and 2021 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of September 30, 2022 and December 31, 2021 comprises:

	September 30, 2022	December 31, 2021
(Unaudited)
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance

	September 30, 2022	December 31, 2021
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$2,250	$8,621
Valuation allowance	(2,250)	(8,621)
Deferred tax asset, net	$-	$-

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Suzhou Kecheng Venture Capital Center (Limited Partnership)	Ms. Guo Li is common director
Beijing Cabelongteng Investment Center (Limited Partnership)	Suzhou Kecheng Venture Capital Center (Limited Partnership) is common shareholder
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Unaudited)
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	9,458	10,590
Suzhou Kecheng Venture Capital Center (Limited Partnership)	(7,532)	(8,434)
Beijing Cabelongteng Investment Center (Limited partnership)	(1,265)	-
Guo Li	(67,678)	(41,435)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of September 30, 2022.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of September 30, 2022.

NOTE 8 - SUBSEQUENT EVENT

The Company has evaluated events from the nine months ended September 30, 2022 through the date the financial statements were issued. There were no subsequent events that need disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in thisprospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this filing.

Overview

KB Global Holdings Limited (“Company”) is a high-tech driven management company in China We aspire to become one of the most trusted brands among China. To achieve this goal, we intend to leverage on our existing strengths and pursue the following strategies:

●	Achieve greater synergy between investment and industry;

●	Continue product innovation to enhance our value proposition for our clients;

●	Further grow our client base and increase our market penetration nationwide;

●	Broaden our individual and corporate client base;

●	Enhance our IT infrastructure and proprietary database; and

●	Obtain third party sale licenses of insurance, securities and public funds products to acquire funds and relevant resources for the Company.

Basis of Accounting

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

KB Global Holdings Limited consolidates the financial results of the KB Global Partnerships and their consolidated subsidiaries, which include the accounts of KB Global’s investment management and capital markets companies, the general partners of certain unconsolidated funds and vehicles, general partners of consolidated funds and their respective consolidated funds.

All intercompany transactions and balances have been eliminated.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Other income	1	1	1	1
Operating expenses	(3,000)	(5,733)	(9,000)	(12,202)
Loss from operations	(2,999)	(5,732)	(8,999)	(12,201)
Income tax expense	-	-	-	-
Net loss	(2,999)	(5,732)	(8,999)	(12,201)

Other comprehensive income (loss)
Foreign currency translation adjustments	270	(21)	519	5
Comprehensive loss	(2,729)	(5,753)	(8,480)	(12,196)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	110,000,000	110,000,000	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements.

Results of Operations

The financial reporting period to date is September 30, 2022.

The following table sets forth a summary of our consolidated results of operations for the quarter ended September 30, 2022. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

Revenue

For the three months ended September 30, 2022, the revenue was $0.

General and administrative expenses

General and administrative expenses consist primarily of service fee and audit fee.

Net gains from investment activities

Net gains from investment activities consist of the following:

Net Income

As a result of the foregoing, our net loss decreased from $12,202 year ended September 30, 2020 to a net loss of $8,999 the year ended September 30, 2022 posted a net loss of $2,999 of September 30, 2022.

Taxation

Our company, our subsidiaries, and our consolidated VIE file tax returns separately.

1)	Value added tax (“VAT”)

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the modern service industry in the PRC are generally required to pay VAT at a rate of 6% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Our PRC subsidiary and our consolidated VIE are subject to VAT at 6% of their revenues.

2)	Income tax

Cayman Islands

The Cayman Islands currently levies no taxes on the Company based upon profits, income, gains or appreciation. In addition, payments of dividends that we make to our shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Kesheng HK, which was incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

Our subsidiary and the consolidated VIE established in the PRC are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

The current PRC Enterprise Income Tax Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by PRC tax authorities, for example, will be subject to a 5% withholding tax rate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Internal Control over Financial Reporting

Prior to this offering, we have been a private company with limited accounting personnel and other resources toaddress our internal control over financial reporting. In connection with the preparation and external audit of our Consolidated financial statements, we and our independent registered public accounting firm identified one material weakness and certain other control deficiencies in our internal control over financial reporting as of December 31, 2020. The material weakness identified was the lack of dedicated resources to take responsibility for the finance and accounting functions and the preparation of financial statements in compliance with U.S. GAAP. Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control under the Sarbanes-Oxley Act for purposes of identifying and reporting any weakness or significant deficiency in our internal control over financial reporting, as they may be required to do once we become a public company and our independent registered public accounting firm may be required to do once we cease to be an emerging growth company. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies may have been identified.

To improve our internal control over financial reporting, some steps that we have already taken to remediate the material weakness identified. We plan to hire additional qualified financial and accounting staff with working experience of U.S. GAAP and SEC reporting requirements. We have also established clear roles and responsibilities for accounting and financial reporting staff to address complex accounting and financial reporting issues. Furthermore, we will continue to further expedite and streamline our reporting process and develop our compliance process, including establishing a comprehensive policy and procedure manual, to allow early detection, prevention and resolution of potential compliance issues, and establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements. We intend to conduct regular and continuous U.S. GAAP accounting and financial reporting programs and send our financial staff to attend external U.S. GAAP training courses.

We also intend to hire additional resources to strengthen the financial reporting function and set up a financial and system control framework. We expect that we will incur significant costs in the implementation of such measures. However, the implementation of these measures may not fully address the deficiencies in our internal control over financial reporting. We are not able to estimate with reasonable certainty the costs that we will need to incur to implement these and other measures designed to improve our internal control over financial reporting. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. See “Risk Factors — Risks Related to Our Business and Industry — If we fail to implement and maintain effective internal control over financial reporting, our ability to accurately report our financial results may be impaired, which could adversely impact investor confidence and the market price of our ordinary shares.”

As a company with less than $1.07 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks, which include interest rate changes in United States of America and commodity prices. We do not engage in financial transactions for trading or speculative purposes.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of fees, expenses and investment income. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

The following discussion details certain of our critical accounting policies.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Except forour certain equity method investments and debt obligations, our investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.

GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Variable interest entity

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entitiesreferred to as VIE, BJKZ should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary, and accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the People’s Republic of China, on November 30, 2022.

KB Global Holdings Limited

By:	/s/ Li Guo
Name:	Li Guo
Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Li Guo as an attorney-in-fact with full power of substitution, for him or her in any and all capacities, to do any and all acts and all things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the Securities Act of 1933, as amended (the “Securities Act”), and any rules, regulations and requirements of the Securities and Exchange Commission thereunder, in connection with the registration under the Securities Act of ordinary shares of the registrant (the “Shares”), including, without limitation, the power and authority to sign the name of each of the undersigned in the capacities indicated below to the Registration Statement on Form S-1 (the “Registration Statement”) to be filed with the Securities and Exchange Commission with respect to such Shares, to any and all amendments or supplements to such Registration Statement, whether such amendments or supplements are filed before or after the effective date of such Registration Statement, to any related Registration Statement filed pursuant to Rule 462(b) under the Securities Act, and to any and all instruments or documents filed as part of or in connection with such Registration Statement or any and all amendments thereto, whether such amendments are filed before or after the effective date of such Registration Statement; and each of the undersigned hereby ratifies and confirms all that such attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Li Guo	Chief Executive Officer, Director	November 30, 2022.
Li Guo

/s/ Ziyong Hu	Chief Financial Officer	November 30, 2022.
Ziyong Hu

/s/ Feng Jiang	Controller	November 30, 2022.
Feng Jiang

/s/ Nie Yu	Chief Operational Officer	November 30, 2022.
Nie Yu

SIGNATURE OF AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the Securities Act of 1933, the undersigned, the duly authorized representative in the United States of KB Global Holdings Limited has signed this registration statement or amendment thereto in New York on November 30, 2022.

Authorized U.S. Representative

By:	/s/ Matthew McMurdo
	Name:	Matthew McMurdo
	Title:	Attorney