Form 10-K
period 2022-12-31
KB Global Holdings Ltd
filed 2023-05-18
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

KB Global Holdings Limited

(Exact name of Registrant as specified in its charter)

Cayman Islands	6282	Not applicable
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No 3 Building of No 1 Jiali Construction Plaza FL 13,

No.4th Central Road, Futian, Shenzhen

Guangdong Province, 518000, People’s Republic of China

Tel: (86) 0755-832-0145

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter cannot be calculated as there is no market

As of April 28, 2023, 110,000,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

KB Global Holdings Limited

Form 10-K

For the Fiscal Year Ended December 31, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

This prospectus contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all the risks and uncertainties that may impact our business, financial condition or results of operations. Accordingly, the forward-looking statements in this prospectus should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this prospectus and include information concerning possible or projected future results of our operations, including statements about potential acquisition or merger targets, strategies or plans; business strategies; prospects; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors.”

Many of those risks and factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. All subsequent written and oral forward-looking statements concerning other matters addressed in this prospectus and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this prospectus.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

Part I

ITEM 1 BUSINESS

Overview

We conduct our business primarily through Beijing Kezhao and its subsidiaries, which serve as high-tech business operational managers and M&A integration growth. Beijing Kezhao is committed to developing high-end manufacturing, adhering to the extension of advanced materials to new materials and other fields, helping the manufacturing industry to continuously update and iterate, and helping scientific and technological enterprises develop into high-tech enterprises. At the same time, explore global scientific and technological information, scientific and technological talents and scientific and technological enterprises in various fields, dynamically evaluate the value of scientific and technological entities in multiple dimensions, constantly create a good entrepreneurial format, and incubate more high-quality and high potential enterprises. We conduct business through Beijing Kezhao and its subsidiaries, which act as high-tech business operation managers and M &A integration growth.

Since its inception, the Company strategically planned its layout and network coverage. Our asset management layout covers 4 core strategic areas including Bohai economic rim, Yangtze River Delta, Pearl River Delta, Cheng-Yu economic circle, in which we have established more than 20 asset management affiliates which mainly distribute in 7 economically vibrant core cities including Beijing, Shanghai, Shenzhen, Suzhou, Hangzhou, Wenzhou, Chengdu.

We started to increase our sales and promotional activities and efforts in line with the expansion of our business and fund offerings. The steady growing allocation of resources to our fund sales and promotional activities, including hiring additional sales and marketing employees in line with the overall growth of our business, has significantly strengthened our business development and brand recognition.

Risk Control Procedures

The Company has set up a risk management and control division and a risk control system that covers every link of the business and allows the group to have real-time updates of credit risks, market risks, operational risks and reputational risks commonly seen in the industry, and based on regulatory requirements, business rules and regulations, to conduct compliance evaluation of products and projects and implement strict scrutiny, putting risk control measures in place during product innovation and later-stage management in terms of business requirements and technological realization.

●	Information disclosure is a key element of our operational risk control. In order to maintain information transparency, we regularly publish the quarterly, semi-annual and annual reports of the products’ performance.

●	External surveillance is a crucial part of the ethical risk control. We have maintained in-depth communication and negotiation with custodian banks and professional agencies. In February 2011, we held several talks with the Agriculture Bank of China, Suzhou Branch on the custody of funds, and entered into a final custody agreement with it. In March 2011, we met with our funds auditor Ernst & Young Hua Ming CPAs Co., Ltd. and established the funds’ financial reports submission procedures. In the meanwhile, we also engaged law firms to provide legal counseling on funds related matters and general corporate matters.

●	Our project risk management starts with early-stage control. We examine the agreements and focus on the buy-back and protective provisions. The intermediate-stage control deploys directors and supervisors to the target organization. The final-stage control is post-investment. The Company reassess project risks promptly. The Company has established partners conference, investment decision-making committee, strategic advisory committee.

IT Infrastructure

We currently use OA, CRM, and Wealth Cloud as IT infrastructure to sell our products. IT infrastructure is an important component of our business operations, which supports our client relationship management and product research and development. We plan to continue to invest in our IT infrastructure by adding new features and functionalities and by improving existing software and IT modules. We expect that our improved IT infrastructure and more advanced platform will enable us to scale up our business and maintain consistent service quality as we further expand our coverage network and client base.

Legal Proceedings

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect would have a material impact on our financial condition or results of operations.

ITEM 1A Risk Factors

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. RISK FACTORS

Our mailing address is No 3 Building of No 1 Jiali Construction Plaza FL 13, No.4th Central Road, Futian, Shenzhen Guangdong Province, 518000, People’s Republic of China Tel: (86) 0755-832-0145. The Company believes that the cost is reasonable.

ITEM 3. MARKET FOR REGISTRANT'S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND LSSUER PURCHASES OF EQUITY SECURITIES

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. SELECTED FINANCIAL DATA

Not applicable.

Part II

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Information

Our Common Stock is currently not quoted. There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of April 28, 2023, there were approximately 51 holders of record of our Common Stock.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2022, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

ITEM 6.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVEMANCE

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Years Ended December 31,		Changes in
	2022	2021	Amount	Percentage
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Other income	2	1	1	100.0
Operating expenses	(144,015)	(34,485)	(109,530)	317.6
(Loss) income from operations	(144,013)	(34,484)	(109,529)	317.6

Income tax expense	-	-	-	-
Net (loss) profit	(144,013)	(34,484)	(109,529)	317.6

Other comprehensive (loss) income
Foreign currency translation adjustments	447	(42)	489	(1164.3)
Comprehensive (loss) income	(143,566)	(34,526)	(109,040)	315.8
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	-	-
Basic and diluted weighted average ordinary shares outstanding	110,000,000	110,000,000	-	-

Fees and Other

For the years ended December 31, 2022 and 2021, the fees and other is remained $0 given the impact of pandemic limitation of manufacturing production and development of the company.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits expenses for our supporting departments, office rental fees, travel expenses and entertainment expenses.

Net gains from financing activities

Net gains from financing activities consist of the following:

	For the year ended December 31,
	2022	2021
Cash flows from financing activities:
Advances from related parties	32,095	36,670
Net cash provided by financing activities	32,095	36,670

Net Income

As a result of the foregoing, our net loss increased from $34,484 for the year ended December 31, 2021 to a net loss of $144,013 for the year ended December 31, 2022.

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

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds a and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year. Our primary cash flow activities typically involve: (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends) as well as the sale of investments and other assets;; (iiii) developing and funding new investment strategies, investment products and other growth initiatives, including acquisitions of other investments, assets and businesses; (iv) distributing cash flow to our unitholders; and (v) paying borrowings, interest payments and repayments under borrowing arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Internal Control over Financial Reporting

Prior to this offering, we have been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. In connection with the preparation and external audit of our consolidated financial statements, we and our independent registered public accounting firm identified one material weakness and certain other control deficiencies in our internal control over financial reporting as of December 31, 2022. The material weakness identified was the lack of dedicated resources to take responsibility for the finance and accounting functions and the preparation of financial statements in compliance with U.S. GAAP. Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control under the Sarbanes-Oxley Act for purposes of identifying and reporting any weakness or significant deficiency in our internal control over financial reporting, as they may be required to do once we become a public company and our independent registered public accounting firm may be required to do once we cease to be an emerging growth company. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies may have been identified.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Except for our certain equity method investments and debt obligations, our investments and other financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors.

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

Recognition of Investment Income

Investment income consists primarily of the net impact of: (i) realized and unrealized gains and losses on investments, (ii) dividends, (iii) interest income, (iv) interest expense and (v) foreign exchange gains and losses relating to mark-to-market activity on foreign exchange forward contracts, foreign currency options, foreign denominated debt and debt securities issued by consolidated CFEs. Unrealized gains or losses resulting from the aforementioned activities are included in net gains (losses) from investment activities. Upon disposition of an instrument that is marked-to-market, previously recognized unrealized gains or losses are reversed and a realized gain or loss is recognized. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

Certain of our investment funds are consolidated. When a fund is consolidated, the portion of our funds’ investment income that is allocable to our carried interests and capital investments is not shown in the consolidated financial statements.

Recent Accounting Developments

For a full discussion of recently issued accounting pronouncements, please see the notes to the consolidated financial statements Note 2.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

ITEM 8. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of David Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of David Lazar, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, David Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, PRINCIPAL ACCOUNTING FEES AND SERVICES

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers upon the closing of this offering:

Directors and Executive Officer	Age	Position/Title
Li Guo	42	Chief Executive Officer and Director
Ziyong Hu	36	Chief Financial Officer
Feng Jiang	34	Controller
Nie Yu	32	Chief Operational Officer

Li Guo. Ms. Guo is our founder and has been our chairman of the board of directors and chief executive officer since our inception., who is an investment expert turned entrepreneur. She has over 20 years of experience in alternative asset management and wealth management. Prior to founding Beijing Kezhao Investment Management Co., Ltd in 2011, she had extensive multinational experience in fund industry including fund raising and investments in overseas markets including U.S. market. As the founder at the helm of the company and the distinguished track record of investment she achieved, Ms. Guo has received number of awards including The Star of International Asia youth of investment banking from Wall Street Journal in 2007 and one of the Top Ten Female Investors Who Runs Tens of Billions from PE daily in 2015. Due to her profound understanding in investing in subdivision industry such as material science and engineering, clean energy intelligent manufacturing as well culture and media, she has also received number of awards including being listed among one of the Best Ten Investors in Intelligent Manufacturing Industry in January 2018 by Investorcn.com, 2017 Annual Top 20 Investors in December 2017 by 21st Century Business Herald, Top 10 Investors of Material Science and Engineering--2016 Good Chinese Materials in September 2016, 2015-2016 Top Ten Investment Figures of China Culture and Media Industry in July 2016 by China Bridge. She received her B.A. from the University of International Business and Economics in Beijing in 2000, MBA from University of Illinois at Chicago in 2004, and DBA in Tsinghua University in 2019 and Ph.D in University of Geneva.

ZiYong Hu. Mr. Hu has 10 years of working experience as chief financial officer of a group enterprise, is proficient in modern enterprise financial management and has profound theoretical and practical experience in financial management. He graduated from Shanghai TV University in Business Administration in 2010 and studied at Hubei University in 2018. In 2010, he joined Jiu’An Fuying investment company and started as an ordinary specialist. After two years of precipitation, he was promoted to a financial manager. He has operated the channels of M & A and acquisition, fixed growth, bond issuance, backdoor listing, VC, PE and other listing work, and has many years of experience and ability in capital operation. He joined Kesheng group in 2018, responsible for group financial management and managing multiple branches and subsidiaries in different regions. At the same time, it assisted the enterprises to complete the IPO of the invested enterprises and the listing of the new third edition. It has experienced the listing work such as enterprise venture capital, introduction of VC and PE and share reform, and assisted the company to maintain an increase rate of more than 10% and develop steadily every year. In 2018, with the development and growth of Beijing Kezhao, he was responsible for all the financial work of Beijing Kezhao.

Jiang Feng. Ms. Jiang has More than 11 years of financial experience, bachelor’s degree in accounting and management from Shenzhen University, joined zhongkeqiang finance company in 2015, successively worked in cost accounting, general ledger accounting and financial analysis posts, familiar with financial professional knowledge in accounting, tax law, financial management, internal control and audit, and have a good understanding of the overall accounting, financial management, internal control, cost accounting Fully master budget planning, foreign industrial and commercial taxation and other businesses. In 2018, he joined Kesheng group as the treasurer, responsible for financial supervision, financial control and financial support. At the same time, it leads and assists the invested enterprise in credit investigation, details of creditor’s rights and debts, asset evaluation, sustainable development evaluation, merger plan, etc. In 2018, under the development needs of Beijing Kezhao, he worked with the financial manager to be responsible for the financial work of Beijing Kezhao.

Nie Yu. Mr. Nie has more than 9 years of rich operation and leadership experience in multiple positions and fields. He graduated from Chongqing electromechanical vocational and technical college in 2012 and then entered Sichuan Normal University for further study in business administration. In 2012, he joined the ten thousand enterprise win-win enterprise service company, incubated dozens of enterprises, helped them upgrade and manage their organizational structure, and provided whole chain accurate services from scheme to implementation. In 2016, he joined unbounded life company as the operation director, responsible for 30 million investment promotion and industry special research reports before and after. In 2017, he joined Kesheng group as the operation manager, responsible for providing data support for major decision-making matters. At the same time, pay close attention to the trends and trends of international and domestic information industry, evaluate the impact of major information technology, assist in the planning and operation of 60 million investment and financing projects, and cooperate with the sales department to expand customer resources. In August 2018, under the development needs of Beijing Kezhao company, he was responsible for the operation of Beijing Kezhao, formulated sales and marketing plans according to the business objectives, organized and monitored the implementation to ensure the achievement of the objectives.

ITEM 10. EXECUTIVE COMPENSATION EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following table shows for the period ended December 31, 2022 and 2021, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Guo	2022	0	0	0	0	0	0	0	0

Ziyong Hu	2022	$42,000	$12,600	0	0	0	0	0	$54,600

Feng Jiang	2022	$20,000	$3,600	0	0	0	0	0	$23,600

Nie Yu	2022	$20,000	$3,600	0	0	0	0	0	$23,600

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We currently have 4 employees, all of whom are officers and directors.

There are no compensation plans or arrangements, including payments to be made by us that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to the beneficial ownership of our ordinary shares as of the date of this prospectus, and as adjusted to reflect the sale of the ordinary shares offered by us in our initial public offering, for:

●	each shareholder known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares; and

●	each of our directors and executive officers.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally define beneficial ownership to include any shares over which a person exercises sole or shared voting or investment power. Such determination is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power or the power to receive the economic benefit with respect to all ordinary shares that they beneficially own, subject to applicable community property laws. None of the stockholders listed in the table are a broker-dealer or an affiliate of a broker dealer. None of the stockholders listed in the table are located in the United States.

Applicable percentage ownership prior to the offering is based on 110,000,000 ordinary shares outstanding as of the date of this filing. The table also lists the percentage ownership after this offering based on 111,000,000 ordinary shares outstanding immediately after the completion of this offering, assuming no exercise of the underwriters’ option to purchase additional ordinary shares from us in this offering. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Beijing Kezhao, No 3 Building of No 1 Jiali Construction Plaza FL 13, No.4th Central Road, Futian, Shenzhen, Guangdong Province, 518000, People’s Republic of China

	Beneficial Ownership Prior to Offering (1)		Beneficial Ownership After Offering (2)
Name of Beneficial Owner	Ordinary shares	%	Ordinary shares	%
Directors and executive officers:
Kehui International Holdings Limited(3)	1,100,000	1	1,100,000	1
Fine Orchild Limited(4)	49,900,000	45.36	49,900,000	45.36
Oriental Keyang Limited(5)	59,000,000	53.64	59,000,000	53.64

(1)	For each person and entity included in this column, percentage ownership is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by the sum of total number of ordinary shares outstanding, which is 110,000,000 ordinary shares as of the date of this prospectus, and the number of shares such person or entity has the right to acquire within 60 days after the date of this prospectus.
(2)	For each person and entity included in this column, the percentage of voting rights is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by 110,000,000 shares being the total number of ordinary shares outstanding immediately after the completion of this offering.
(3)	The control person is Li Guo.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the years ended December 31, 2022 and 2021, related party transactions were as follows:

	December 31,
	2022	2021
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	9,740	10,590
Suzhou Kecheng Venture Capital Center (Limited Partnership)	(7,758)	(8,434)
Beijing Cabelongteng Investment Center (Limited partnership)	(1,303)	-
Guo Li	(71,117)	(41,435)

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We believe that our director currently does not meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees (1):	$31,000	$27,000
Total fees	$31,000	$27,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of KB Global Holdings Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Global Holdings Limited

Date: May 18, 2023	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer
(principal executive officer)

Date: May 18, 2023	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KB Global Holdings Limited

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Part IV

KB GLOBAL HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

To the Director and shareholders of KB Global Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KB Global Holdings Limited and Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive losses, shareholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

Hong Kong

May 18, 2023

We have served as the Company’s auditor since 2020.

PCAOB ID # 2769

KB GLOBAL HOLDINGS LIMITED

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets
Other receivables	$1,100	$13,216
Amounts due from related parties	9,740	10,590
Cash and cash equivalents	1,334	44
Total current assets	12,174	23,850
Total assets	$12,174	$23,850

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrual	$123,800	$22,000
Tax payable	2,510	2,729
Amount due to related parties	80,178	49,869
Total current liabilities	206,488	74,598
Total liabilities	206,488	74,598

Shareholders’ equity
Ordinary shares, $0.00001 par value, authorized 110,000,000 shares as of December 31, 2022 and 2021; 110,000,000 shares issued and outstanding as of December 31, 2022 and 2021	1,100	1,100
Accumulated deficit	(195,823)	(51,810)
Accumulated other comprehensive income (loss)	409	(38)
Total shareholders’ deficit	(194,314)	(50,748)
Total liabilities and shareholders’ equity	$12,174	$23,850

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the years ended December 31,
	2022	2021
Revenue	$-	$-
Other income	2	1
Operating expenses	(144,015)	(34,485)
Loss from operations	(144,013)	(34,484)

Income tax expense	-	-
Net loss	$(144,013)	$(34,484)

Other comprehensive (loss) income
Foreign currency translation adjustments	447	(42)
Comprehensive loss	(143,566)	(34,526)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary shares outstanding	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Shareholder’ Equity

				Accumulated
				other
	Ordinary shares		Accumulated	comprehensive	Shareholders’
	Number	Amount	deficit	income (loss)	equity
Balance as of January 1, 2022	110,000,000	$1,100	$(51,810)	$(38)	$(50,748)
Net loss for the year	-	-	(144,013)	-	(144,013)
Foreign currency translation adjustment	-	-	-	447	447
Balance as of December 31, 2022	110,000,000	$1,100	$(195,823)	$409	$(194,314)

Balance as of January 1, 2021	110,000,000	$1,100	$(17,326)	$4	$(16,222)
Net income for the year	-	-	(34,484)	-	(34,484)
Foreign currency translation adjustment	-	-	-	(42)	(42)
Balance as of December 31, 2021	110,000,000	$1,100	$(51,810)	$(38)	$(50,748)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021
Cash flows from operations:
Loss from operations	$(144,013)	$(34,484)
Written off of other receivables	2,230	-
Changes in operating assets and liabilities:
Other receivables	9,217	(4,539)
Accrual	101,800	2,000
Net cash used in operations	(30,766)	(37,023)

Cash flows from financing activities:
Advances from related parties	32,095	36,670
Net cash provided by financing activities	32,095	36,670

Effect of exchange rate change on cash and cash equivalents	(39)	5

Net increased (decreased) in cash and cash equivalents	1,290	(348)
Cash and cash equivalents, beginning of year	44	392
Cash and cash equivalents, end of year	$1,334	$44

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 2021

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the activities of the following subsidiaries and variable interest entity (“VIE”): Kesheng HK, Suzhou Keju, and BJKZ. All inter-company transactions and balances have been eliminated in the consolidation.

In accordance with U.S. GAAP, VIE are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Current assets	$20,048	22,750
Total assets	$20,048	22,750

Current liabilities	$26,688	27,598
Total liabilities	$26,688	27,598

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

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

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 - ACCRUAL

Accrual consisted of the following:

	December 31,
	2022	2021
Accrued audit fee	$22,000	$22,000
Executive compensation	101,800
	123,800	22,000

NOTE 4 - NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per share for years indicated:

	Years ended December 31,
	2022	2021
Net loss attributable to the Company, basic and diluted shares	$(144,013)	$(34,484)
Weighted average ordinary shares used in computing basic and dilutive net loss per share	110,000,000	110,000,000
Net loss per common share, basic	(0.00)	(0.00)

There were no dilutive securities for the years ended December 31, 2022 and 2021

NOTE 5 - INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the years ended December 31, 2022 and 2021 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Years ended December 31,
	2022	2021
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of December 31, 2022 and 2021 comprises:

Years ended December 31,
	2022	2021
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	December 31,
	2022	2021
Deferred tax asset from operating losses carry-forwards	$36,003	$8,621
Valuation allowance	(36,003)	(8,621)
Deferred tax asset, net	$-	$-

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Suzhou Kecheng Venture Capital Center (Limited Partnership)	Ms. Guo Li is common director
Beijing Cabelongteng Investment Center (Limited Partnership)	Suzhou Kecheng Venture Capital Center (Limited Partnership) is common shareholder
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at December 31, 2022 and 2021:

	December 31,
	2022	2021
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	9,740	10,590
Suzhou Kecheng Venture Capital Center (Limited Partnership)	(7,758)	(8,434)
Beijing Cabelongteng Investment Center (Limited partnership)	(1,303)	-
Guo Li	(71,117)	(41,435)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of December 31, 2022.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of December 31, 2022.

NOTE 8 - SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in financial statements for the year ended December 31, 2022.