Form 10-Q
period 2023-03-31
KB Global Holdings Ltd
filed 2023-09-01
CIK 1897525

As filed with the Securities and Exchange Commission on September 1, 2023

Registration No. 333-261688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

KB GLOBAL HOLDINGS LIMITED

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Other receivables	$-	$1,100
Subscription receivables	94,100	-
Amounts due from related parties	11,618	9,740
Cash and cash equivalents	3,206	1,334
Total current assets	108,924	12,174
Total assets	$108,924	$12,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrual	$126,800	$123,800
Tax payable	2,525	2,510
Amounts due to related parties	100,565	80,178
Total current liabilities	229,890	206,488
Total liabilities	229,890	206,488

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 110,000,000 were shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	1,301	1,100
Additional paid-in capital	96,999	-
Accumulated deficit	(219,666)	(195,823)
Accumulated other comprehensive income	400	409
Total shareholders’ deficit	(120,966)	(194,314)
Total liabilities and shareholders’ equity	$108,924	$12,174

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended March 31
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	-	-
Cost of sales	-	-
Gross profit	-	-
Other income	1	-
Operating expenses	(23,844)	(3,000)
Loss from operations	(23,843)	(3,000)
Income tax expense	-	-
Net loss	(23,843)	(3,000)
Other comprehensive income (loss)
Foreign currency translation adjustments	(9)	(11)
Comprehensive loss	(23,852)	(3,011)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,077,993	110,000,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other
	Ordinary shares		paid-in	Accumulated	comprehensive	Shareholder’
	Number	Amount	capital	deficit	income (loss)	equity
Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(23,843)	-	(23,843)
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Balance as of March 31, 2023	130,097,000	$1,301	96,999	$(219,666)	$400	$(120,966)

Balance as of January 1, 2022	110,000,000	$1,100	-	$(51,810)	$(38)	$(50,748)
Net loss	-	-	-	(3,000)	-	(3,000)
Foreign currency translation adjustment	-	-	-	-	(11)	(11)
Balance as of March 31, 2022	110,000,000	$1,100	-	$(54,810)	$(49)	$(53,759)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from operations	$(23,843)	$(3,000)
Interest income	(1)	-
Share based compensation expense	20,843	-
Changes in operating assets and liabilities:
Accrual	3,000	3,000
Net cash used in operations	(1)	-
Cash Flows from Investing Activities:
Interest received	1	-
Net Cash Provided By Investing Activities	1	-
Cash flows from financing activities:
Issuance of shares	4,200	-
Advances from related parties	1,374	-
Repayment to related parties	(3,800)	-
Net cash provided by financing activities	1,774	-
Effect of exchange rate change on cash and cash equivalents	98	(4)
Net increase (decreased) in cash and cash equivalents	1,872	(4)
Cash and cash equivalents, beginning of period	1,334	44
Cash and cash equivalents, end of period	$3,206	$40

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE THREE MONTHS ENDED MARCH 31, 2023

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

KB Global Holdings Limited (the "Company") is incorporated in the Cayman Islands on 17 November 2017 with the authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

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

Beijing Kezhao Technology Co., Ltd. (the "BJKZ") was incorporated in PRC on August 13, 2018. BJKZ is an information technology company which engaged in information technology development and consulting services.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Unaudited)
Current assets	$108,924	20,048
Total assets	$108,924	20,048

Current liabilities	$229,890	26,688
Total liabilities	$229,890	26,688

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

NOTE 3 - ACCRUAL

Accrual consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)

Accrued audit fee	$25,000	$22,000
Executive compensation	101,800	101,800
	126,800	123,800

NOTE 4 – NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	Three months ended March 31,
	2023	2022

Net loss attributable to the Company, basic and diluted shares	$(23,843)	$(3,000)

Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,077,993	110,000,000

Net loss per common share, basic	(0.00)	(0.00)

There were no dilutive securities for the three months ended March 31, 2023 and 2022.

NOTE 5 - INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the three months ended March 31, 2023 and 2022 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Three months ended March 31,
	2023	2022
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0%)	(34.0%)
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0%)	(25.0%)
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of March 31, 2023 and December 31, 2022 comprises:

	March 31, 2023	December 31, 2022
(Unaudited)

Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	March 31, 2023	December 31, 2022
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$5,961	$36,003
Valuation allowance	(5,961)	(36,003)
Deferred tax asset, net	$-	$-

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Suzhou Kecheng Venture Capital Center (Limited Partnership)	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Unaudited)

Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	9,798	9,740
Suzhou Kecheng Venture Capital Center (Limited Partnership)	(7,803)	(7,758)
Beijing Cabelongteng Investment Center (Limited Partnership)	1,820	(1,303)
Liu Zhong Qiang	(102)	-
Wang Meng De	(611)	-
Guo Li	(92,049)	(71,117)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company did not have any operating lease as of March 31, 2023.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of March 31, 2023.

NOTE 8 - ORDINARY SHARES

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

NOTE 9 - SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in financial statements for the three months ended March 31, 2023.

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

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended March 31,
	2023	2022
Revenue	-	-
Cost of sales	-	-
Gross profit	-	-

Other income	1	-
Operating expenses	(23,844)	(3,000)
Loss from operations	(23,843)	(3,000)
Income tax expense	-	-
Net loss	(23,843)	(3,000)

Other comprehensive income (loss)
Foreign currency translation adjustments	(9)	(11)
Comprehensive loss	(23,852)	(3,011)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,077,993	110,000,000

The accompanying notes are an integral part of these financial statements.

Results of Operations

The financial reporting period to date is March 31, 2023.

The following table sets forth a summary of our consolidated results of operations for the quarter ended March 31, 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

Revenue

For the three months ended March 31, 2023, the revenue was $0.

General and administrative expenses

General and administrative expenses consist primarily of service fee and audit fee.

Net gains from investment activities

Net gains from investment activities consist of the following:

Net loss

As a result of the foregoing, our net loss Increase from $3,000 year ended March 31, 2022 to a net loss of $23,843 the year ended March 31, 2023 posted a net loss of $23,843 of March 31, 2023.

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

Internal Control over Financial Reporting

In connection with the preparation and external audit of our Consolidated financial statements, we and our independent registered public accounting firm identified one material weakness and certain other control deficiencies in our internal control over financial reporting as of March 31, 2023. The material weakness identified was the lack of dedicated resources to take responsibility for the finance and accounting functions and the preparation of financial statements in compliance with U.S. GAAP. Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control under the Sarbanes-Oxley Act for purposes of identifying and reporting any weakness or significant deficiency in our internal control over financial reporting, as they may be required to do once we become a public company and our independent registered public accounting firm may be required to do once we cease to be an emerging growth company. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies may have been identified.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the People’s Republic of China, on September 1, 2023.

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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Li Guo	Chief Executive Officer, Director	September 1, 2023.
Li Guo

/s/ Ziyong Hu	Chief Financial Officer	September 1, 2023.
Ziyong Hu

/s/ Feng Jiang	Controller	September 1, 2023.
Feng Jiang

/s/ Nie Yu	Chief Operational Officer	September 1, 2023.
Nie Yu

SIGNATURE OF AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the Securities Act of 1933, the undersigned, the duly authorized representative in the United States of KB Global Holdings Limited has signed this registration statement or amendment thereto in New York on September 1, 2023.

Authorized U.S. Representative

By:	/s/ Matthew McMurdo
	Name:	Matthew McMurdo
	Title:	Attorney