Form 10-Q/A
period 2023-03-31
KB Global Holdings Ltd
filed 2023-11-01
CIK 1897525

As filed with the Securities and Exchange Commission on September 1, 2023

Registration No. 333-261688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

EXPLANATORY NOTE

The company's status as a shell company does not apply due to significant changes in its business operations and assets since the end of 2022 with the reopening policy for the COVID lockdown in China. The turning point occurred with the Form 10-K filing for the period ending December 31, 2022. The company’s shift from a shell company to a non-shell company is substantiated by a series of significant developments, including increased operation expense, diversified business activities, the acquisition of assets, and the establishment of contracts and agreements. These changes unequivocally demonstrate the company’s active business operations and financial stability, justifying the change in its SEC filings from September 30, 2022, to later dates.

And we hereby amend the 10Q reports in 2023 as a nonshell company.

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