Form 10-Q/A
period 2022-09-30
KB Global Holdings Ltd
filed 2023-12-29
CIK 1897525

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

EXPLANATORY NOTE

The Issuer’s deliberate decision to refrain from explicit categorization as a shell company in its S-1 filing is indicative of its commitment to transparency and thorough risk disclosure. please refer to the S-1 filing, which serves as comprehensive Form 10 information reflecting the Issuer’s non-shell status as a foundational document that outlines the Issuer’s risk profile without explicitly assuming a shell status.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the People’s Republic of China, on December 29, 2023.

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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Li Guo	Chief Executive Officer, Director	December 29, 2023.
Li Guo

/s/ Ziyong Hu	Chief Financial Officer	December 29, 2023.
Ziyong Hu

/s/ Feng Jiang	Controller	December 29, 2023.
Feng Jiang

/s/ Nie Yu	Chief Operational Officer	December 29, 2023.
Nie Yu

SIGNATURE OF AUTHORIZED REPRESENTATIVE IN THE UNITED STATES

Pursuant to the Securities Act of 1933, the undersigned, the duly authorized representative in the United States of KB Global Holdings Limited has signed this registration statement or amendment thereto in New York on December 29, 2023.

Authorized U.S. Representative

By:	/s/ Matthew McMurdo
	Name:	Matthew McMurdo
	Title:	Attorney