Form 10-K
period 2023-12-31
KB Global Holdings Ltd
filed 2024-05-20
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

0-56592
Commission File Number

KB Global Holdings Limited

(Exact name of Registrant as specified in its charter)

Cayman Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Ordinary Shares

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter cannot be calculated as there is no market.

As of May 18, 2024, 130,097,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

KB Global Holdings Limited

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

ii

Part I

Item 1. BUSINESS

Overview

KB Global Holdings Limited (“KB Global”), through a wholly-owned Hong Kong subsidiary, owns all of the equity in a wholly foreign-owned enterprise organized in the People’s Republic of China (“PRC”) under the name Suzhou Keju Enterprise Management Consulting Limited (the “WFOE”). The WFOE is party to an agreement (the “VIE Agreements”) that give the WFOE substantial control over the operations of a PRC limited company named Beijing Kezhao Technology Co., Ltd. (“BJKZ”), in exchange for which the WFOE is entitled to receive a fee determined by the WFOE, which will represent substantially all of the net income of BJKZ. As a result of the VIE Agreement, KB Global is required by U.S. generally accepted accounting principles to consolidate in the financial statements included in this Report BJKZ’s accounts and financial results.

BJKZ was organized in the PRC in August 2018 to provide information technology development and consulting services. Since that time BJKZ has organized a staff trained in high tech software development and developed the schematics for a product line consisting of innovative digital management systems. This includes the development of an Enterprise Digital Management System Integration aimed at transforming business operations through an advanced technology solution.

Our Enterprise Digital Management System Integration will provide industrial clients with an enterprise level information management system integrating the following company-wide operations with components as chosen by the customer:

●	Enterprise Collaboration System: Enhancing internal communication and collaboration among employees within the organization. Components may include real-time messaging, file sharing, document collaboration, task assignment and team calendars.

●	Project Management System: Providing robust tools for planning, tracking and managing projects efficiently. Components may include capabilities for project planning, task scheduling, resource allocation, progress tracking, risk management and reporting.

●	Customer Relationship Management (CRM) System: Streamlining interactions with current and potential clients to foster improved business relationships. Components may include modules for lead management, contact management, sales pipeline tracking, customer support ticketing and analytics.

●	Enterprise Resource Planning (ERP) System: Integrating essential business processes such as finance, human resources, procurement and supply chain management into a unified system. Components may include modules for accounting, inventory management, human resources, procurement, supply chain management and reporting.

●	Financial Data Analysis System: Offering analytical tools to support informed decision-making. Components may include tools for data visualization, trend analysis, forecasting, budgeting, financial modeling and custom reporting.

In September 2023 BJKZ entered into its first development agreement, in which it contracted that within one year it would provide its customer, Beijing Kabeilongteng Investment Center, with a made-to-order Enterprise Digital Management System Integration configured to function on Beijing Kabeilongteng’s server. The contract provides that, as the software is made to the order of Beijing Kabeilongteng, that entity will own and register the copyright on the resulting product. The contract price is RMB 1,304,582 (U.S. $180.715), payable 80% in advance, 10% on completion and 10% one year after acceptance of the software. KB Global will begin to record revenue from the contract during the first quarter of 2024.

BJKZ’s plan for the future is focused on expanding the market for its Enterprise Digital Management System Integration. In parallel, BJKZ intends to commit resources to development of a capacity for high-end material manufacturing that we envision as seamlessly integrated with our software development endeavors. By leveraging advanced materials and cutting-edge technologies, we hope to not only drive innovation within the manufacturing industry but also enhance our software solutions with state-of-the-art components and capabilities.

This strategic synergy between software development and high-end material manufacturing should allow us to offer comprehensive solutions that boost operational efficiency and drive technological advancement. Our goal is to position ourselves as leaders in both industries through continuous innovation and strategic integration of diverse technological domains.

Business Strategies

We aspire to become one of the most trusted high-tech driven brands among China’s population. To achieve this goal, in addition to relying on our existing strengths, we intend to pursue the following strategies:

●	Further enhance our brand recognition among individuals and institutional clients in China;

●	Achieve greater synergy with industry leaders;

●	Continue product innovation to enhance our value proposition for our clients;

●	Further grow our client base and increase our market penetration nationwide;

●	Enhance our IT infrastructure and proprietary database; and

●	Foster strategic partnerships with clients and partners, leveraging synergies and shared resources to drive mutual growth.

Our Competitive Strengths

We believe that the following competitive strengths will contribute to our success and ongoing growth:

●	Proven targeted and strategic sales network;

●	Client-oriented culture and value-added product selection;

●	Established industry and corporate relationships;

●	Rigorous risk management and periodic alignment; and

●	Experienced management team with local China market know-how.

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

IT Infrastructure

We currently use OA, CRM, and Wealth Cloud as IT infrastructure to sell our products. IT infrastructure is an important component of our business operations, which supports our client relationship management and product research and development. We plan to continue to invest in our IT infrastructure by adding new features and functionalities and by improving existing software and IT modules. We expect that our improved IT infrastructure and more advanced platform will enable us to scale up our business and maintain consistent service quality as we further expand our coverage network and client base. Since 2023, BJKZ has expanded its existing operational experience in software development, leading the creation of an Enterprise Digital Management System Integration aimed at revolutionizing how businesses manage their operations.

ITEM 1A. Risk Factors

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this report, we have no unresolved comments from the SEC staff regarding our periodic or current reports under the Exchange Act.

ITEM 1C. CYBERSECURITY

We are committed to safeguarding our information systems and data from potential cyber threats. Our cybersecurity measures include comprehensive policies, continuous monitoring, regular security assessments, and employee training programs to mitigate risks and enhance our defenses against cyber incidents. We have not experienced any material cybersecurity breaches to date.

ITEM 2. PROPERTIES

The principal executive offices of KB Global and its WFOE are located at No. 3 Building of No. 1 Jiali Construction Plaza FL 13, No. 4th Central Road, Futian, Shenzhen, Guangdong Province, 518000, People’s Republic of China. This facility is leased and serves as the central hub for our administrative and operational activities. We believe our current facilities are adequate to meet our present needs and that suitable additional or alternative space will be available as required.

The operations of BJKZ are carried out at 191 Second Floor, Block B, Building 1, No. 2 Yongcheng North Road, Beijing. BJKZ pays 8,000 RMB (U.S. $1108) per year to lease the facility. The facility is located in an industrial development zone, providing low rents and tax benefits to high tech enterprises such as BJKZ. We believe these current facilities are adequate to meet BJKZ’s present needs and that suitable additional or alternative space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. From time to time, we may be involved in litigation and claims incidental to the conduct of our business. We believe that the outcome of these matters will not have a material adverse effect on our financial condition or results of operations. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable. We do not engage in mining operations or related activities and, therefore, are not subject to mine safety regulations under the Federal Mine Safety and Health Act of 1977 and its subsequent regulations.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently not quoted. There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of May 18, 2024, there were approximately 51 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10b-18 Transactions

During the year ended December 31, 2023, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTES OF OPERATIONS

Overview

KB Global Holdings Limited (“Company”) is a Cayman Islands limited company. Its subsidiary, the WFOE, has a contractual right to control the operations of BKJZ in the PRC. BKJZ is a high-tech driven management company based in China, committed to becoming one of the most trusted brands in the nation. Our strategic vision is anchored in leveraging our existing strengths to achieve sustainable growth and innovation in our operations.

Strategic Goals

1.	Achieve Greater Synergy in the Industry:

●	We aim to enhance collaboration and integration within our industry sectors to maximize operational efficiency and market influence.

2.	Continue Product Innovation:

●	Our focus is on continuous product innovation to strengthen our value proposition, offering advanced and competitive solutions to our clients.

3.	Expand Client Base and Market Penetration:

●	We are dedicated to expanding our client base and increasing our market penetration nationwide, ensuring broader reach and service accessibility.

4.	Broaden Client Base:

●	Efforts are underway to diversify our individual and corporate client base, enhancing our market presence and service portfolio.

5.	Enhance IT Infrastructure and Expand Software Development:

●	We plan to invest in and upgrade our IT infrastructure and proprietary database, supporting the expansion of our software development business to meet growing market demands.

Basis of Accounting

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All intercompany transactions and balances have been eliminated.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2023 and 2022. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Other income	12,146	2	12,144	607,200.00
Operating expenses	(108,518)	(144,015)	35,497	(24.65)
(Loss) income from operations	(96,372)	(144,013)	47,641	(33.08)

Income tax expense	-	-	-	-
Net (loss) profit	(96,372)	(144,013)	47,641	(33.08)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,597)	447	(2,044)	(457.27)
Comprehensive (loss) income	(96,969)	(143,566)	46,597	(32.46)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	-	-
Basic and diluted weighted average ordinary shares outstanding	130,123,423	110,000,000	20,123,423	18.29

Financial Position and Performance

Assets: We achieved a substantial increase in total assets to $416,325 in 2023 from just $12,174 in 2022, driven primarily by higher cash balances and an increase in loans receivable, which increases were funded by loans from our CEO and by a $145,800 customer deposit.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
ASSETS
Non-current assets
Property and equipment	35,512	-	35,512	N/A
Loan receivable	340,872	-	340,872	N/A
Total non-current assets	376,384	-	376,384	N/A
Current assets
Other receivables	559	-	559	N/A
Subscription receivables	1,100	1,100	-	-
Amounts due from related parties	9,402	9,740	(338)	(3.47)
Cash and cash equivalents	28,880	1,334	27,546	2,064.92
Total current assets	39,941	12,174	27,767	228.08
Total assets	416,325	12,174	404,151	3,319.79

PROPERTY AND EQUIPMENT: The company invested $35,512 in computer devices to support our software development capabilities as property and equipment.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
ASSETS
Non-current assets
Property and equipment	35,512	-	35,512	N/A
Loan receivable	340,872	-	340,872	N/A
Total non-current assets	376,384	-	376,384	N/A

Cash Position: Our cash and cash equivalents grew significantly to $28,880, underpinning our solid liquidity to support ongoing business operations.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
Cash and cash equivalents	28,880	1,334	27,546	2,064.92

Liabilities and Shareholders’ Equity

Liabilities: Increased to $611,408 due to higher accruals, other payables, and substantial amounts due to related parties. Also included in liabilities was a deposit received of $145,800 for the development of software systems for a major client, which initiated our active engagement in large-scale projects.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	161,646	123,800	37,846	30.57
Advance from customer	145,800	-	145,800	N/A
Tax payable	2,423	2,510	(87)	(3.47)
Amount due to related parties	301,539	80,178	221,361	276.09
Total current liabilities	611,408	206,488	404,920	196.10
Total liabilities	611,408	206,488	404,920	196.10
Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 110,000,000 were shares issued and outstanding at December 31, 2023 and 2022, respectively.	1,301	1,100	201	18.27
Additional paid-in capital	96,999	-	96,999	N/A
Accumulated deficit	(292,195)	(195,823)	(96,372)	49.21
Accumulated other comprehensive (loss) income	(1,188)	409	(1,597)	(390.46)
Total shareholders’ deficit	(195,083)	(194,314)	(769)	(0.40)
Total liabilities and shareholders’ equity	416,325	12,174	404,151	3,319.79

Advance from Customer: $145,800 was recorded as a deposit from Beijing Kabeilongteng Investment Center (Limited partnership) for the development of a software system by BJKZ.

Due to the short-term duration of the relevant contract, the performance obligations will be satisfied in the following reporting periods.

	For the Years Ended December 31,		Changes in
	2023	2022	Amount	Percentage
Advance from customer	145,800	-	145,800	N/A

Shareholders’ Equity: In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share. The issuance of 97,000 IPO shares raised $97,000, enhancing our financial flexibility to fuel future growth. Notably, the additional paid-in capital now stands at $96,999.

Revenue and Operations

Although no revenue was recognized in 2023, the development of the “Enterprise Digital Management System Integration” for Beijing Kabeilongteng Investment Center marks a pivotal stride towards monetizing our software capabilities. The project underscores our commitment to delivering comprehensive digital management solutions.

Net Loss and Cost Management

Our net loss was reduced to $96,372 in 2023 from $144,013 in 2022. This reduction in net loss is a result of stringent cost-control measures and more efficient operational management, leading to a decrease in operating expenses from $144,013 in 2022 to $96,372 in 2023.

Taxation

Our company, subsidiaries, and consolidated VIE file tax returns separately in their respective jurisdictions:

Cayman Islands: No taxes levied on profits, income, or dividends.

Hong Kong: Kesheng HK is subject to a 16.5% corporate income tax rate.

PRC: WFOE and VIE are subject to a 25% statutory income tax rate, with a 10% withholding tax on dividends to foreign holding companies, potentially reduced to 5% under certain conditions.

Risk Management

We recognize the inherent risks in our operations, such as market volatility and regulatory shifts. Our dedicated management team remains committed to proactive risk assessment and mitigation strategies to safeguard our business interests.

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

During preparation of our financial statements for the year ended December 31, 2023, there were no accounting estimate we made that were subject to a high degree of uncertainty and were critical to our results,

Recent Accounting Developments

For a full discussion of recently issued accounting pronouncements, please see the notes to the consolidated financial statements Note 2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. These are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the specified timeframes. These controls also ensure that such information is accumulated and communicated to our senior management, including Li Guo, Chief Executive Officer, to facilitate timely decisions regarding required disclosure.

Under the supervision and participation of our senior management, led by Li Guo, Chief Executive Officer, and Ziyong Hu, Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, and considering the material weaknesses identified in our internal controls over financial reporting, Li Guo and Ziyong Hu concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers upon the closing of this offering:

Directors and Executive Officer	Age	Position/Title
Li Guo	45	Chief Executive Officer and Director
Ziyong Hu	38	Chief Financial Officer
Feng Jiang	35	Controller
Nie Yu	33	Chief Operational Officer

Li Guo. Ms. Guo is our founder and has been our chairman of the board of directors and chief executive officer since our inception. Ms. Guo is an investment expert turned entrepreneur. She has over 20 years of experience in alternative asset management and wealth management. Prior to founding BJKZ Investment Management Co., Ltd in 2011, she had extensive multinational experience in the finance industry including fund raising and investments in overseas markets including U.S. market. As the founder at the helm of the company and the distinguished track record of investment she achieved, Ms. Guo has received number of awards including The Star of International Asia youth of investment banking from Wall Street Journal in 2007 and one of the Top Ten Female Investors Who Runs Tens of Billions from PE daily in 2015. Due to her profound understanding in investing in subdivision industry such as material science and engineering, clean energy intelligent manufacturing as well culture and media, she has also received number of awards including being listed among one of the Best Ten Investors in Intelligent Manufacturing Industry in January 2018 by Investorcn.com, 2017 Annual Top 20 Investors in December 2017 by 21st Century Business Herald, Top 10 Investors of Material Science and Engineering--2016 Good Chinese Materials in September 2016, 2015-2016 Top Ten Investment Figures of China Culture and Media Industry in July 2016 by China Bridge. She received her B.A. from the University of International Business and Economics in Beijing in 2000, MBA from University of Illinois at Chicago in 2004, and DBA in Tsinghua University in 2019 and Ph.D in University of Geneva.

ZiYong Hu. Mr. Hu has 10 years of working experience as chief financial officer of a group enterprise, is proficient in modern enterprise financial management and has profound theoretical and practical experience in financial management. He graduated from Shanghai TV University in Business Administration in 2010 and studied at Hubei University in 2018. In 2010, he joined Jiu’An Fuying investment company and started as an ordinary specialist. After two years of participation, he was promoted to a financial manager. He has operated the channels of M &A, fixed growth, bond issuance, backdoor listing, VC, PE and other listing work, and has many years of experience and ability in capital operations. He joined Kesheng group in 2018, responsible for group financial management and managing multiple branches and subsidiaries in different regions. At the same time, he assisted in completing the IPOs of the invested enterprises and the listing of the new third edition. Mr. Hu has experience in listing work such as enterprise venture capital, introduction of VC and PE and share reform, and assistingd the company to maintain an increase rate of more than 10% and develop steadily every year. Since 2018, with the development and growth of BJKZ, he was responsible for all the financial work of BJKZ.

Jiang Feng. Ms. Jiang has more than 11 years of financial experience, and a bachelor’s degree in accounting and management from Shenzhen University. She joined Zhong Keqiang finance company in 2015, successively worked in cost accounting, general ledger accounting and financial analysis posts, and became familiar with financial professional knowledge in accounting, tax law, financial management, internal control and audit. Ms. Jiang has a good understanding of the overall accounting, financial management, internal control, cost accounting, master budget planning, foreign industrial and commercial taxation and other businesses. In 2018, he joined Kesheng group as the treasurer, responsible for financial supervision, financial control and financial support. At the same time, she leads and assists the invested enterprise in performing investigation, details of creditor’s rights and debts, asset evaluation, sustainable development evaluation, merger plan, etc. Since 2018, under the development needs of BJKZ, she worked with the financial manager to be responsible for the financial work of BJKZ.

Nie Yu. Mr. Nie has more than 9 years of rich operation and leadership experience in multiple positions and fields. He graduated from Chongqing electromechanical vocational and technical college in 2012 and then entered Sichuan Normal University for further study in business administration. In 2012, he joined the ten thousand enterprise win-win enterprise service company, incubated dozens of enterprises, helped them upgrade and manage their organizational structure, and provided whole chain accurate services from scheme to implementation. In 2016, he joined unbounded life company as the operations director, responsible for 30 million investment promotions and industry special research reports before and after. In 2017, he joined Kesheng group as the operations manager, responsible for providing data support for major decision-making matters. At the same time, Mr. Nie has paid close attention to the trends and trends of international and domestic information industry, evaluated the impact of major information technology, assisted in the planning and operation of investment and financing projects, and cooperated with the sales department to expand customer resources. Since August 2018, under the development needs of BJKZ company, he has been responsible for the operation of BJKZ, formulated sales and marketing plans according to the business objectives, and organized and monitored the implementation to ensure the achievement of the objectives.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2023 and 2022, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Guo	2023	0	0	0	0	0	0	0	0

Ziyong Hu	2023	$0	$0	0	0	0	0	0	$0

Feng Jiang	2023	$15,000	$0	0	0	0	0	0	$15,000

Nie Yu	2023	$15,000	$0	0	0	0	0	0	$15,000

Li Guo	2022	0	0	0	0	0	0	0	0

Ziyong Hu	2022	$42,000	$12,600	0	0	0	0	0	$54,600

Feng Jiang	2022	$20,000	$3,600	0	0	0	0	0	$23,600

Nie Yu	2022	$20,000	$3,600	0	0	0	0	0	$23,600

Summary of Director Compensation

Our director is not compensated for their role, and there are no arrangements for future compensation for services provided as a director.

Agreement on Salary Deferral

The executive officers, including Li Guo (CEO) and Ziyong Hu (CFO), have agreed not to take a salary until the company achieves positive income. This decision reflects their commitment to the financial stability and growth of the company.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

BJKZ currently has 4 employees, all of whom are officers, as well as one consultant who works as a technician.

There are no compensation plans or arrangements, including payments to be made by us that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Applicable percentage ownership prior to the offering is based on 110,000,000 ordinary shares outstanding as of the date of this filing. The table also lists the percentage ownership after this offering based on 130,000,000 ordinary shares outstanding immediately after the completion of this offering, assuming no exercise of the underwriters’ option to purchase additional ordinary shares from us in this offering. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o BJKZ, No 3 Building of No 1 Jiali Construction Plaza FL 13, No.4th Central Road, Futian, Shenzhen, Guangdong Province, 518000, People’s Republic of China

	Beneficial Ownership After Offering(2)
Name of Beneficial Owner	Ordinary shares	%
Directors and executive officers:
Kehui International Holdings Limited(2)	1,100,000	0.85
Fine Orchild Limited(4)	69,900,000	53.73
Oriental Keyang Limited(5)	59,000,000	45.35

(1)	For each person and entity included in this column, the percentage of voting rights is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by 130,097,000 shares being the total number of ordinary shares outstanding on the date of this Report
(2)	The control person is Li Guo.

ITEM 13. CERTAIN RELATIONSHIPS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees (1):	$31,000	$31,000
Total fees	$31,000	$31,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of KB Global Holdings Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Form 10-K Summary

Business Overview: KB Global Holdings Limited is a holding company for a Chinese subsidiary for which Beijing Kezhao Technology Co., Ltd.(“BJKZ”) is a variable interest entity. BJKZ specializes in high-tech software development and high-end material manufacturing. The company focuses on creating innovative digital management systems and leveraging advanced materials to enhance its technological solutions.

Financial Highlights:

●	Total Assets: Increased significantly to $416,325 in 2023 from $12,174 in 2022.

●	Net Loss: Reduced to $96,372 in 2023 from $144,013 in 2022.

●	Cash Position: Cash and cash equivalents grew to $28,880, supporting ongoing operations and strategic investments.

Operational Highlights:

●	Enterprise Digital Management System Integration: Development reached 80% completion, positioning the company for future revenue generation.

●	Property and equipment: Invested $35,512 in computer devices to bolster software development capabilities.

●	Client Engagement: Received a substantial deposit of $145,800 for software system development from a major client.

Risk Factors:

●	Market Risks: Includes potential volatility in demand for software solutions and materials.

●	Operational Risks: Challenges in scaling operations and maintaining technological advancements.

●	Regulatory Risks: Compliance with diverse regulations across different jurisdictions.

Corporate Governance:

●	Board of Directors: Led by CEO Li Guo, with a focus on strategic oversight and risk management.

●	Executive Leadership: Experienced team driving the company’s growth and innovation initiatives.

●	Governance Policies: Emphasis on transparency, accountability, and ethical business practices.

Forward-Looking Statements: This report contains forward-looking statements regarding the company’s future performance, including anticipated growth, market expansion, and technological advancements. These statements are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially.

The Form 10-K Summary provides an overview of the comprehensive details found in the full Form 10-K, offering insights into KB Global Holdings Limited’s business operations, financial condition, and strategic direction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Global Holdings Limited

Date: May 20, 2024	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer, Director
(principal executive officer)

Date: May 20, 2024	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KB Global Holdings Limited

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Exhibit No.	Description
10.2	Exclusive Business Cooperation Agreement dated November 30, 2018 between Suzhou Keju Management Consulting Co., Ltd. and Beijing Kezhao Technology Co., Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Part IV

KB GLOBAL HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

To the Director and shareholders of

KB Global Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KB Global Holdings Limited and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive losses, shareholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

20 May 2024

We have served as the Company’s auditor since 2020.

PCAOB ID # 2769

KB GLOBAL HOLDINGS LIMITED

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Non-current assets
Property and equipment	$35,512	$-
Loan receivable	340,872	-
Total non-current assets	376,384	-

Current assets
Other receivables	559	-
Subscription receivables	1,100	1,100
Amounts due from related parties	9,402	9,740
Cash and cash equivalents	28,880	1,334
Total current assets	39,941	12,174
Total assets	$416,325	$12,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$161,646	$123,800
Advance from customer	145,800	-
Tax payable	2,423	2,510
Amount due to related parties	301,539	80,178
Total current liabilities	611,408	206,488
Total liabilities	611,408	206,488

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 110,000,000 were shares issued and outstanding at December 31, 2023 and 2022, respectively.	1,301	1,100
Additional paid-in capital	96,999	-
Accumulated deficit	(292,195)	(195,823)
Accumulated other comprehensive (loss) income	(1,188)	409
Total shareholders’ deficit	(195,083)	(194,314)
Total liabilities and shareholders’ equity	$416,325	$12,174

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the years ended December 31,
	2023	2022
Revenue	$-	$-
Other income	12,146	2
Operating expenses	(108,518)	(144,015)
Loss from operations	(96,372)	(144,013)

Income tax expense	-	-
Net loss	$(96,372)	$(144,013)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,597)	447
Comprehensive loss	(97,969)	(143,566)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,123,423	110,000,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Shareholder’ Equity

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholder’
	Number	Amount	capital	deficit	(loss)	equity
Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(96,372)	-	(96,372)
Foreign currency translation adjustment	-	-	-	-	(1,597)	(1,597)
Balance as of December 31, 2023	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)

Balance as of January 1, 2022	110,000,000	$1,100	$-	$(51,810)	$(38)	$(50,748)
Net loss	-	-	-	(144,013)	-	(144,013)
Foreign currency translation adjustment	-	-	-	-	447	447
Balance as of December 31, 2022	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
Cash flows from operations:
Loss from operations	$(96,372)	$(144,013)
Depreciation of property and equipment	609	-
Written off of other receivables	-	2,230
Interest income	(12,146)	-
Changes in operating assets and liabilities:
Other receivables	(566)	9,217
Accruals	30,358	101,800
Other payables	7,579	-
Advance from custome	147,579	-
Net cash used in operations	77,041	(30,766)

Cash Flows from Investing Activities:
Interest received	12,146	-
Purchases of property and equipment	(36,555)	-
Loan to a third party	(345,031)	-
Net Cash Provided by Investing Activities	(369,440)	-

Cash flows from financing activities:
Issuance of shares	97,200	-
Advances from related parties	417,526	32,095
Repayment to related parties	(194,400)	-
Net cash provided by financing activities	320,326	32,095

Effect of exchange rate change on cash and cash equivalents	(381)	(39)

Net increased (decreased) in cash and cash equivalents	27,546	1,290
Cash and cash equivalents, beginning of year	1334	44
Cash and cash equivalents, end of year	$28,880	$1,334

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 2023

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Non-current assets	376,384	-
Current assets	$47,502	20,048
Total assets	$423,886	20,048

Current liabilities	$430,746	26,688
Total liabilities	$430,746	26,688

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

INVENTORIES

Inventories are carried at the lower of cost and net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.

REVENUE RECOGNITION

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company has adopted this accounting pronouncement from January 1, 2023, and there was no material impact on its consolidated financial statements from the adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures. This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

NOTE 3 - NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per share for years indicated:

	Years ended December 31,
	2023	2022
Net loss attributable to the Company, basic and diluted shares	$(96,372)	$(144,013)
Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,123,423	110,000,000
Net loss per common share, basic	(0.00)	(0.00)

There were no dilutive securities for the years ended December 31, 2023 and 2022.

NOTE 4 - INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the years ended December 31, 2023 and 2022 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Years ended December 31,
	2023	2023
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of December 31, 2023 and 2022 comprises:

Years ended December 31,
	2023	2022
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	December 31,
	2023	2022
Deferred tax asset from operating losses carry-forwards	$24,093	$36,003
Valuation allowance	(24,093)	(36,003)
Deferred tax asset, net	$-	$-

NOTE 5 - LOAN RECEIVABLE

In March 28, 2023, whereby the Company provide the fund for $328,937 to Beijing Cabelongteng Investment Center (Limited partnership), a third party, for its business operating use. The loan amount was unsecured, with interest rate 8% per annum and March 28, 2026 of repayment. Interest income for the loan receivable was $12,080 and nil, respectively for the years ended December 31, 2023 and 2022.

NOTE 6 - PROPERTY AND EQUIPMENT

The property and equipment consisted of the following:

	December 31,
	2023	2022
Equipment	36,114	-
Less: accumulated depreciation	(602)	-
Property and Equipment	35,512	-

No significant residual value is estimated for the equipment. Depreciation expense for the years ended December 31 2023 and 2022 totaled $609 and nil, respectively.

NOTE 7 - ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of the following:

	December 31,
	2023	2022
Accrued audit fee	$22,000	$22,000
Executive compensation	131,800	101,800
Other	7,846	-
	161,646	123,800

NOTE 8 - ADVANCE FROM CUSTOMER

For our operation, the proceeds received from sales are initially recorded as advance from customer, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of December 31, 2023, and December 31, 2022, the outstanding balance of the advance from customer was $145,800 and $Nil respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

NOTE 9 - RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at December 31, 2023 and 2022:

	December 31,
	2023	2022
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	9,402	9,740
Suzhou Kecheng Venture Capital Center (Limited Partnership)	-	(7,758)
Beijing Cabelongteng Investment Center (Limited partnership)	-	(1,303)
Guo Li	(301,539)	(71,117)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating lease

In July 2023, the Company entered a one-year lease for office space of approximately 8 square meter in China, expiring July 3, 2024, with monthly payments of approximately $94 per month.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of December 31, 2023.

NOTE 11 - ORDINARY SHARES

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

NOTE 12 - SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in financial statements for the year ended December 31, 2023.