Form 10-Q
period 2024-03-31
KB Global Holdings Ltd
filed 2024-06-24
CIK 1897525

As filed with the Securities and Exchange Commission on June 24, 2024

Registration No. 333-261688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Non-current assets
Property and equipment	$33,506	$35,512
Loan receivable	344,535	340,872
Total non-current assets	378,041	376,384
Current assets
Account receivables	36,137	-
Other receivables	55,053	559
Subscription receivables	1,100	1,100
Amounts due from related parties	-	9,402
Cash and cash equivalents	1,199	28,880
Total current assets	93,489	39,941
Total assets	$471,530	$416,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Account payables	$72,019	$-
Accruals and other current payables	211,332	161,646
Advance from customer	-	145,800
Tax payable	8,191	2,423
Amount due to related parties	345,716	301,539
Total current liabilities	637,258	611,408
Total liabilities	637,258	611,408

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(261,942)	(292,195)
Accumulated other comprehensive income	(2,086)	(1,188)
Total shareholders’ deficit	(165,728)	(195,083)
Total liabilities and shareholders’ equity	$471,530	$416,325

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the three months ended March 31
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$176,564	$-
Cost of sales	(149,690)	-
Gross profit	26,874	-

Other income	8,734	1
Operating expenses	(5,355)	(23,844)
Profit/(loss) from operations	30,253	(23,843)
Income tax expense	-	-
Net profit/(loss)	$30,253	$(23,843)

Other comprehensive loss
Foreign currency translation adjustments	(898)	(9)
Comprehensive income/(loss)	29,355	(23,852)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,077,993

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholder’
	Number	Amount	capital	deficit	(loss)	equity
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net profit	-	-	-	30,253	-	30,253
Foreign currency translation adjustment	-	-	-	-	(898)	(898)
Balance as of March 31, 2024	130,097,000	$1,301	$96,999	$(261,942)	$(2,086)	$(165,728)

Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(23,843)	-	(23,843)
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Balance as of March 31, 2023	130,097,000	$1,301	$96,999	$(219,666)	$400	$(120,966)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operations:
Profit/(loss) from operations	$30,253	$(23,843)
Depreciation of property and equipment	1,712	-
Interest income	(6,643)	(1)
Share based compensation expense	-	20,843
Changes in operating assets and liabilities:
Account receivables	(36,372)	-
Other receivables	(54,855)	-
Account payables	72,489	-
Accrual	57,671	3,000
Other payables	(1,645)	-
Advance from customer	(145,489)	-
Net cash used in operations	(82,879)	(1)
Cash Flows from Investing Activities:
Interest received	6,643	1
Loan to a third party	(6,638)	-
Net cash provided by investing activities	5	1
Cash flows from financing activities:
Issuance of shares	-	4,200
Advances from related parties	55,261	1,374
Repayment to related parties	-	(3,800)
Net cash provided by financing activities	55,261	1,774
Effect of exchange rate change on cash and cash equivalents	(68)	98
Net (decreased) increase in cash and cash equivalents	(27,681)	1,872
Cash and cash equivalents, beginning of period	28,880	1,334
Cash and cash equivalents, end of period	$1,199	$3,206

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

KB Global Holdings Limited (the “Company”) was incorporated in the Cayman Islands on 17 November 2017 with the authorized capital of 5 million ordinary shares, par value of $0.00001 per share.

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

On November 30, 2018, WFOE entered into an exclusive business cooperation agreement with the shareholders of BJKZ, through which WFOE has gained full control over the management and the right to receive the economic benefits of the operations of BJKZ.

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities should be referred to as VIEs, and should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary, and accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Non-current assets	$378,041	$376,384
Current assets	100,976	47,502
Total assets	$479,017	$423,886

Current liabilities	$452,778	$430,746
Total liabilities	$452,778	$430,746

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

FOREIGN CURRENCY TRANSLATION

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency. The Company uses the Renminbi (“RMB”) as its functional currencies. Transactions in foreign currencies are initially recorded at the functional currency rate at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

The carrying amounts of financial assets and liabilities, such as the balance with related parties, approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company has adopted this accounting pronouncement from January 1, 2023, and there was no material impact on its consolidated financial statements from the adoption.

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

NOTE 3 – REVENUE

We recorded $176,564 and nil in revenue, respectively, for the years ended March 31, 2024 and 2023.:

	Three months ended March 31,
	2024	2023
Software development service	$176,564	$-
	176,564	-

NOTE 4 - NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per share for the period indicated:

	Three months ended March 31,
	2024	2023
Net profit/(loss) attributable to the Company, basic and diluted shares	$30,253	$(23,843)

Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,097,000	130,077,993

Net income (loss) per ordinary share, basic	$0.00	(0.00)

There were no dilutive securities for the three months ended March 31, 2024 and 2023.

NOTE 5 - INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the three months ended March 31, 2024 and 2023 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Three months ended March 31,
	2024	2023
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of March 31, 2024 and December 31, 2023 comprises:

	March 31, 2024	December 31, 2023
(Unaudited)
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	March 31, 2024	December 31, 2023
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$-	$24,093
Valuation allowance	-	(24,093)
Deferred tax asset, net	$-	$-

NOTE 6 - LOAN RECEIVABLE

On March 28, 2023, the Company provided $326,108 to Beijing Cabelongteng Investment Center (limited partnership), a third party, for its business operating use. The loan amount was unsecured, with an interest rate oof 8% per annum and a requirement to repay the loan on March 28, 2026. Interest income for the loan receivable was $6,638 and nil, respectively for the years ended March 31, 2024 and 2023.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Equipment	$35,803	$36,114
Less: accumulated depreciation	(2,297)	(602)
	$33,506	$35,512

No significant residual value is estimated for the equipment. Depreciation expense for the years ended March 31 2024 and 2023 totaled $1,712 and nil, respectively.

NOTE 8 - ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Accrued audit fee	$3,000	$22,000
Executive compensation	207,974	131,800
Other	358	7,846
	$211,332	$161,646

NOTE 9 - ADVANCE FROM CUSTOMER

For our operation, the proceeds received from sales are initially recorded as advance from customer, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of March 31, 2024 and December 31, 2023, the outstanding balance of the advance from customer was nil and $145,800 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the reporting period that follows the entry into the contract.

NOTE 10 - RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Unaudited)
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	-	9,402
Guo Li	(345,716)	(301,539)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating lease

In July 2023, the Company entered a one-year lease for office space of approximately 8 square meter in China, expiring July 3, 2024, with monthly payments of approximately $94 per month.

Legal proceedings

There is been no legal proceeding in which the Company was a party as of March 31, 2024.

NOTE 12 - ORDINARY SHARES

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

NOTE 13 - SUBSEQUENT EVENT

There were no subsequent events or transactions that would require recognition or disclosure in financial statements for the three months ended March 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this filing.

Overview

KB Global Holdings Limited (“Company”) is a high-tech driven management company in China We aspire to become one of the most trusted brands among the Chinese business community. To achieve this goal, we intend to leverage on our existing strengths and pursue the following strategies:

●	Achieve greater synergy between investment and industry;

●	Continue product innovation to enhance our value proposition for our clients;

●	Further grow our client base and increase our market penetration nationwide;

●	Broaden our individual and corporate client base; and

●	Enhance our IT infrastructure and proprietary database.

Basis of Accounting

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All intercompany transactions and balances have been eliminated.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the quarter ended March 31, 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the three months ended March 31
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$176,564	$-
Cost of sales	(149,690)	-
Gross profit	26,874	-

Other income	8,734	1
Operating expenses	(5,355)	(23,844)
Profit/(loss) from operations	30,253	(23,843)
Income tax expense	-	-
Net profit/(loss)	$30,253	$(23,843)

Other comprehensive loss
Foreign currency translation adjustments	(898)	(9)
Comprehensive income/(loss)	29,355	(23,852)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,077,993

The accompanying notes are an integral part of these financial statements.

Revenue

For the three months ended March 31, 2024, the Company’s revenue was $176,564. This was paid by a single customer, Beijing Cabelongteng Investment Center, for whom the Company developed an enterprise software package.

General and administrative expenses

General and administrative expenses consisted primarily of fees paid to employees and an audit fee.

Net profit

Due to the above reasons, we realized a net profit of $30,253 during the three months ended March 31, 2024. In the first quarter of 2023, we incurred a net loss of $23,843 as we had no revenue.

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

Internal Control over Financial Reporting

To improve our internal control over financial reporting, we have already taken some steps to remediate the material weakness identified. We plan to hire additional qualified financial and accounting staff with working experience of U.S. GAAP and SEC reporting requirements. We have also established clear roles and responsibilities for accounting and financial reporting staff to address complex accounting and financial reporting issues. Furthermore, we will continue to further expedite and streamline our reporting process and develop our compliance process, including establishing a comprehensive policy and procedure manual, to allow early detection, prevention and resolution of potential compliance issues, and establishing an ongoing program to provide sufficient and appropriate training for financial reporting and accounting personnel, especially training related to U.S. GAAP and SEC reporting requirements. We intend to conduct regular and continuous U.S. GAAP accounting and financial reporting programs and send our financial staff to attend external U.S. GAAP training courses.

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

Changes in Internal Controls

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2024, there were no accounting estimate we made that were subject to a high degree of uncertainty and were critical to our results.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter of fiscal year 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 24, 2024	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)