Form 10-Q
period 2024-06-30
KB Global Holdings Ltd
filed 2024-08-21
CIK 1897525

As filed with the Securities and Exchange Commission on August 21, 2024

Registration No. 333-261688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 21, 2024, there were 130,097,000 shares of the registrant’s common stock outstanding.

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Non-current assets
Property and equipment	$31,599	$35,512
Loan receivable	348,848	340,872
Total non-current assets	380,447	376,384

Current assets
Account receivables	$17,951	$-
Other receivables	18,026	559
Subscription receivables	1,100	1,100
Amounts due from related parties	-	9,402
Cash and cash equivalents	2,371	28,880
Total current assets	39,448	39,941
Total assets	$419,895	$416,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$247,239	$161,646
Advance from customer	-	145,800
Tax payable	4,252	2,423
Amount due to related parties	369,422	301,539
Total current liabilities	620,913	611,408
Total liabilities	620,913	611,408

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(296,960)	(292,195)
Accumulated other comprehensive income	(2,358)	(1,188)
Total shareholders’ deficit	(201,018)	(195,083)
Total liabilities and shareholders’ deficit	$419,895	$416,325

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Revenue	3,464	-	180,028	-
Cost of sales	89	-	(149,601)	-
Gross profit	3,553	-	30,427	-

Other income	7,518	6	16,252	7
Operating expenses	(46,089)	(4,236)	(51,444)	(28,080)
Loss from operations	(35,018)	(4,230)	(4,765)	(28,073)
Income tax expense	-	-	-	-
Net loss	(35,018)	(4,230)	(4,765)	(28,073)

Other comprehensive income loss
Foreign currency translation adjustments	(272)	(2,592)	(1,170)	(2,601)
Comprehensive loss	(35,290)	(6,822)	(5,935)	(30,674)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000	130,097,000	130,087,549

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholder’
	Number	Amount	capital	deficit	(loss)	deficit
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net profit	-	-	-	30,253	-	30,253
Foreign currency translation adjustment	-	-	-	-	(898)	(898)
Balance as of March 31, 2024	130,097,000	$1,301	$96,999	$(261,942)	$(2,086)	$(165,728)
Net loss	-	-	-	(35,018)	-	(35,018)
Foreign currency translation adjustment	-	-	-	-	(272)	(272)
Balance as of June 30, 2024	130,097,000	$1,301	$96,999	$(296,960)	$(2,358)	$(201,018)

Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(23,843)	-	(23,843)
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Balance as of March 31, 2023	130,097,000	$1,301	$96,999	$(219,666)	$400	$(120,966)
Net loss	-	-	-	(4,230)	-	(4,230)
Foreign currency translation adjustment	-	-	-	-	(2,592)	(2,592)
Balance as of June 30, 2023	130,097,000	$1,301	$96,999	$(223,896)	$(2,192)	$(127,788)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from operations	$(4,765)	$(28,073)
Interest income	(7,558)	(7)
Depreciation of property and equipment	3,407	-
Share based compensation expense	-	20,843
Changes in operating assets and liabilities:
Account receivables	(18,101)	-
Other receivables	(17,621)	(347)
Accrual	93,999	(16,000)
Other payables	(5,555)	-
Advance from customer	(144,807)	-
Net cash used in operations	(101,001)	(23,584)
Cash Flows from Investing Activities:
Interest received	7,558	7
Loan to a third party	(13,207)	-
Net cash (used in) provided by investing activities	(5,649)	7
Net cash provided by investing activities
Cash flows from financing activities:
Issuance of shares	-	97,200
Advances from related parties	80,305	121,498
Repayment to related parties	-	(195,644)
Net cash provided by financing activities	80,305	23,054
Effect of exchange rate change on cash and cash equivalents	(164)	(39)
Net (decreased) increase in cash and cash equivalents	(26,509)	(562)
Cash and cash equivalents, beginning of period	28,880	1,334
Cash and cash equivalents, end of period	$2,371	$772

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE SIX MONTHS ENDED JUNE 30, 2024

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

KB Global Holdings Limited (the “Company”) was incorporated in the Cayman Islands on 17 November 2017 with authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

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

On November 30, 2018, WFOE entered into an exclusive business cooperation agreement with the shareholders of BJKZ, through which WFOE has gained full control over the management and the right to receive the economic benefits of BJKZ.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with U.S. GAAP, VIEs are generally entities that lack sufficient equity to finance their activities without financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIEs for financial reporting purposes.

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities. referred to as VIEs, should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary. Accordingly, the financial statements of BJKZ are consolidated with the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Non-current assets	$380,447	$376,384
Current assets	46,879	47,502
Total assets	$427,326	$423,886

Current liabilities	$430,823	$430,746
Total liabilities	$430,823	$430,746

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

FOREIGN CURRENCY TRANSLATION

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency. The Company use Renminbi (“RMB”) as its functional currencies. Transactions in foreign currencies are initially recorded at the functional currency rate at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the applicable balance sheet date, and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

NOTE 3 – REVENUE

We recorded $180,028 and nil in revenue, respectively, for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Software development service	$180,028	$-
	180,028	-

NOTE 4 – NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	Six months ended June 30,
	2024	2023
Net profit/(loss) attributable to the Company, basic and diluted shares	$(4,765)	$(28,073)

Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,097,000	130,087,549

Net income (loss) per ordinary share, basic	$(0.00)	$(0.00)

There were no dilutive securities for the six months ended June 30, 2024 and 2023.

NOTE 5 – INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the six months ended June 30, 2024 and 2023 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Six months ended June 30,
	2024	2023
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but did not pay. Income tax payable as of June 30, 2024 and December 31, 2023 comprises:

	June 30, 2024	December 31, 2023
(Unaudited)
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance.

	June 30, 2024	December 31, 2023
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$1,191	$24,093
Valuation allowance	(1,191)	(24,093)
Deferred tax asset, net	$-	$-

NOTE 6 – LOAN RECEIVABLE

In March 28, 2023, the Company provided $323,994 to Beijing Cabelongteng Investment Center (Limited partnership), a third party, for its business operating use. The loan amount was unsecured, with an interest rate of 8% per annum and a repayment date of March 28, 2026. Interest income for the loan receivable was $14,154 and nil, respectively for the six months ended June 30, 2024 and 2023.

NOTE 7 – PROPERTY AND EQUIPMENT

The property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Equipment	$35,571	$36,114
Less: accumulated depreciation	(3,972)	(602)
	$31,599	$35,512

No significant residual value is estimated for the equipment. Depreciation expense for the six months ended June 30 2024 and 2023 totaled $3,407 and nil, respectively.

NOTE 8 – ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Accrued audit fee	$5,000	$22,000
Executive compensation	241,881	131,800
Other	358	7,846
	$247,239	$161,646

NOTE 9 – ADVANCE FROM CUSTOMER

For our operation, the proceeds received from sales are initially recorded as advance from customer, which are usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of June 30, 2024 and December 31, 2023, the outstanding balance of the advance from customer was nil and $145,800 respectively. Due to the generally short-term duration of the relevant contract, most of the performance obligations were satisfied in the following reporting period.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Unaudited)
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	-	9,402
Guo Li	(369,422)	(301,539)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

In July 2023, the Company entered a one-year lease for office space of approximately 8 square meter in China, expiring July 3, 2024, with monthly payments of approximately $94 per month.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of June 30, 2024.

NOTE 12 – ORDINARY SHARES

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

NOTE 13 – SUBSEQUENT EVENT

There were no subsequent events or transactions that would require recognition or disclosure in the financial statements for the six months ended June 30, 2024.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three Months and Six Months Ended June 30, 2024 and 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Revenue	3,464	-	180,028	-
Cost of sales	89	-	(149,601)	-
Gross profit	3,553	-	30,427	-

Other income	7,518	6	16,252	7
Operating expenses	(46,089)	(4,236)	(51,444)	(28,080)
Loss from operations	(35,018)	(4,230)	(4,765)	(28,073)
Income tax expense	-	-	-	-
Net loss	(35,018)	(4,230)	(4,765)	(28,073)

Other comprehensive income loss
Foreign currency translation adjustments	(272)	(2,592)	(1,170)	(2,601)
Comprehensive loss	(35,290)	(6,822)	(5,935)	(30,674)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000	130,097,000	130,087,549

The accompanying notes are an integral part of these financial statements.

Revenue

For the six months ended June 30, 2024, the Company’s revenue was $180,028. This was paid by a single customer, Beijing Cabelongteng Investment Center, for whom the Company developed an enterprise software package.

General and administrative expenses

General and administrative expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Our net loss fell from $28,073 in the the six months ended June 30, 2023 to $4,765 in the six months ended June 30, 2024. The reasons for the modest loss in 2024 are set forth above. In the first half of 2023 we incurred a larger net loss because we had no revenue.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At June 30, 2024 we had a working capital deficit of ($581,465), as we had only $39,448 in current assets and accrued payables totaling $247,239. We also had an additional debt of $369,422 owed to our CEO; however, we do not expect her to require payment in the near term.

Our principal asset is a loan receivable of $348,848. The loan does not mature until the end of March, 2026. Therefore, in order to fund our growth, we will have to secure capital investment. At present, however, we have no commitments from any investor to provide funds for our operations.

During the first six months of 2024 we used $101,001 in operations. The primary reason for this use was that the funds obtained by closing the sale of our enterprise software had been credited to cash flow when received in the 4th quarter of 2023. Our operations during the first six months of 2024, therefore, were funded by a loan of $80,305 from our CEO.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act are processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2024 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our financial statements for the six months ended June 30, 2024, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 21, 2024	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)