Form 10-Q
period 2024-09-30
KB Global Holdings Ltd
filed 2024-12-10
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of December 10, 2024, there were 130,097,000 shares of the registrant’s common stock outstanding.

KB GLOBAL HOLDINGS LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2024 and 2023	F-2

Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2024 and 2023	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5 – F-11

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Non-current assets
Property and equipment	$30,972	$35,512
Loan receivable	310,682	340,872
Total non-current assets	341,654	376,384

Current assets
Account receivables	$18,589	$-
Other receivables	1,496	559
Subscription receivables	1,100	1,100
Amounts due from related parties	-	9,402
Cash and cash equivalents	67,795	28,880
Total current assets	88,980	39,941
Total assets	$430,634	$416,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$249,149	$161,646
Advance from customer	-	145,800
Tax payable	2,471	2,423
Amount due to related parties	388,173	301,539
Total current liabilities	639,793	611,408
Total liabilities	639,793	611,408

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares were issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(307,776)	(292,195)
Accumulated other comprehensive income	317	(1,188)
Total shareholders’ deficit	(209,159)	(195,083)
Total liabilities and shareholders’ deficit	$430,634	$416,325

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2024	2023	2024	2023
Revenue	-	-	180,028	-
Cost of sales	-	-	(149,601)	-
Gross profit	-	-	30,427	-

Other income	6,730	12	22,982	19
Operating expenses	(17,546)	(4,466)	(68,990)	(32,546)
Loss from operations	(10,816)	(4,454)	(15,581)	(32,527)
Income tax expense	-	-	-	-
Net loss	(10,816)	(4,454)	(15,581)	(32,527)

Other comprehensive loss
Foreign currency translation adjustments	2,675	(201)	1,505	(2,802)
Comprehensive loss	(8,141)	(4,655)	(14,076)	(35,329)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,090,734

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholder’
	Number	Amount	capital	deficit	(loss)	equity
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net profit	-	-	-	30,253	-	30,253
Foreign currency translation adjustment	-	-	-	-	(898)	(898)
Balance as of March 31, 2024	130,097,000	$1,301	$96,999	$(261,942)	$(2,086)	$(165,728)
Net loss	-	-	-	(35,018)	-	(35,018)
Foreign currency translation adjustment	-	-	-	-	(272)	(272)
Balance as of June 30, 2024	130,097,000	$1,301	$96,999	$(296,960)	$(2,358)	$(201,018)
Net loss	-	-	-	(10,816)	-	(10,816)
Foreign currency translation adjustment	-	-	-	-	2,675	2,675
Balance as of September 30, 2024	130,097,000	$1,301	$96,999	$(307,776)	$317	$(209,159)

Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(23,843)	-	(23,843)
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Balance as of March 31, 2023	130,097,000	$1,301	$96,999	$(219,666)	$400	$(120,966)
Net loss	-	-	-	(4,230)	-	(4,230)
Foreign currency translation adjustment	-	-	-	-	(2,592)	(2,592)
Balance as of June 30, 2023	130,097,000	$1,301	$96,999	$(223,896)	$(2,192)	$(127,788)
Net loss	-	-	-	(4,454)	-	(4,454)
Foreign currency translation adjustment	-	-	-	-	(201)	(201)
Balance as of September 30, 2023	130,097,000	$1,301	$96,999	$(228,350)	$(2,393)	$(132,443)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30
	2024	2023
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from operations	$(15,581)	$(32,527)
Interest income	(20,897)	(19)
Depreciation of property and equipment	5,122	-
Share based compensation expense	-	20,843
Changes in operating assets and liabilities:
Account receivables	(18,138)	-
Other receivables	(904)	-
Accrual	92,225	(19,000)
Other payables	(7,452)	-
Advance from customer	(145,103)	-
Net cash used in operations	(110,728)	(30,703)
Cash Flows from Investing Activities:
Interest received	20,897	19
Loan to a third party	-	-
Advances from a third party	36,097
Net cash (used in) provided by investing activities	56,994	19
Cash flows from financing activities:
Issuance of shares	-	97,200
Advances from related parties	91,038	158,031
Repayment to related parties	-	(104,442)
Net cash provided by financing activities	91,038	150,789
Effect of exchange rate change on cash and cash equivalents	1,611	(4,165)
Net increase in cash and cash equivalents	38,915	115,940
Cash and cash equivalents, beginning of period	28,880	1,334
Cash and cash equivalents, end of period	$67,795	$117,274

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

KB Global Holdings Limited (the “Company”) is incorporated in the Cayman Islands on 17 November 2017 with the authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

On November 20, 2017, Kesheng Global (HK) Limited, or “Kesheng HK”, was incorporated in Hong Kong as a wholly-owned subsidiary of KB Global Holdings Limited.

On January 18, 2018, Suzhou Keju Enterprise Management Consulting Limited, or “Suzhou Keju”, our Wholly Foreign-Owned Enterprise (the “WFOE”), was incorporated in Suzhou, PRC, with registered capital of $10 million, as a wholly-owned subsidiary of Kesheng HK.

Beijing Kezhao Technology Co., Ltd. (“BJKZ”) was incorporated in the PRC on August 13, 2018. BJKZ is an information technology company which engages in information technology development and consulting services.

On November 30, 2018, WFOE entered into an exclusive business cooperation agreement with the shareholders of BJKZ, through which WFOE has gained full control over the management and receives the economic benefits of BJKZ.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Unaudited)
Non-current assets	$341,654	$376,384
Current assets	96,714	47,502
Total assets	$438,368	$423,886

Current liabilities	$453,028	$430,746
Total liabilities	$453,028	$430,746

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

FOREIGN CURRENCY TRANSLATION

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency. The Company use Renminbi (“RMB”) as their functional currencies. Transactions in foreign currencies are initially recorded at the functional currency rate at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency translation in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

NOTE 3 – REVENUE

We recorded $180,028 and nil in revenue, respectively, for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Software development service	$180,028	$-
	180,028	-

NOTE 4 – NET LOSS PER ORDINARY SHARE

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	Nine months ended September 30,
	2024	2023
Net loss attributable to the Company, basic and diluted shares	$(15,581)	$(32,527)

Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,097,000	130,090,734

Net loss per ordinary share, basic and dilutive	$(0.00)	$(0.00)

There were no dilutive securities for the nine months ended September 30, 2024 and 2023.

NOTE 5 – INCOME TAXES

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the nine months ended September 30, 2024 and 2023 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Nine months ended September 30,
	2024	2023
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of September 30, 2024 and December 31, 2023 comprises:

	September 30, 2024	December 31, 2023
(Unaudited)
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	September 30, 2024	December 31, 2023
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$3,895	$24,093
Valuation allowance	(3,895)	(24,093)
Deferred tax asset, net	$-	$-

NOTE 6 – LOAN RECEIVABLE

In March 28, 2023, whereby the Company provide the fund for $282,854 to Beijing Cabelongteng Investment Center (Limited partnership), a third party, for its business operating use. The loan amount was unsecured, with interest rate 8% per annum and March 28, 2026 of repayment. Interest income for the loan receivable was $20,886 and nil, respectively for the nine months ended September 30, 2024 and 2023.

NOTE 7 – PROPERTY AND EQUIPMENT

The property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Equipment	$36,835	$36,114
Less: accumulated depreciation	(5,863)	(602)
	$30,972	$35,512

No significant residual value is estimated for the equipment. Depreciation expense for the nine months ended September 30, 2024 and 2023 totaled $5,122 and nil, respectively.

NOTE 8 – ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Accrued audit fee	$3,000	$22,000
Executive compensation	245,791	131,800
Other	358	7,846
	$249,149	$161,646

NOTE 9 – ADVANCE FROM CUSTOMER

For our operation, the proceeds received from sales are initially recorded as advance from customer, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of September 30, 2024 and December 31, 2023, the outstanding balance of the advance from customer was nil and $145,800 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company

b.	Related party balances

The Company had the following related party balances at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Unaudited)
Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	-	9,402
Guo Li	(388,173)	(301,539)

The amounts due from (to) related parties are without interest and due on demand.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

In July 2024, the Company entered a one-year lease for office space of approximately 8 square meter in China, expiring July 3, 2025, with monthly payments of approximately $93 per month.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of September 30, 2024.

NOTE 12 – ORDINARY SHARES

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

NOTE 13 – SUBSEQUENT EVENT

There were no events or transactions that would require recognition or disclosure in financial statements for the nine months ended September 30, 2024.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three Months and Nine Months Ended September 30, 2024 and 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2024	2023	2024	2023
Revenue	-	-	180,028	-
Cost of sales	-	-	(149,601)	-
Gross profit	-	-	30,427	-

Other income	6,730	12	22,982	19
Operating expenses	(17,546)	(4,466)	(68,990)	(32,546)
Loss from operations	(10,816)	(4,454)	(15,581)	(32,527)
Income tax expense	-	-	-	-
Net loss	(10,816)	(4,454)	(15,581)	(32,527)

Other comprehensive loss
Foreign currency translation adjustments	2,675	(201)	1,505	(2,802)
Comprehensive loss	(8,141)	(4,655)	(14,076)	(35,329)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000	130,097,000	130,090,734

Revenue

For the nine months ended September 30, 2024, the Company’s revenue was $180,028. This was paid by a single customer, Beijing Cabelongteng Investment Center, for whom the Company developed an enterprise software package.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Our net loss fell from $32,527 in the the nine months ended September 30, 2023 to $15,581 in the nine months ended September 30, 2024. The reasons for the modest loss in 2024 are set forth above. In the first half of 2023 we incurred a larger net loss because we had no revenue.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At September 30, 2024 we had a working capital deficit of ($550,813), as we had only $88,980 in current assets and had current expenses including accrued payables totaling $249,149 and a $388,173 debt to related parties. The debt of $388,173 is owed to our CEO; we do not expect her to require payment in the near term.

Our principal asset is a loan receivable of $310,682. The loan does not mature until the end of March, 2026. Therefore, in order to fund our growth, we will have to secure capital investment. At present, however, we have no commitments from any investor to provide funds for our operations.

During the first nine months of 2024 we used $110,728 in operations. The primary reason for this use was that the funds obtained by closing the sale of our enterprise software had been credited to cash flow when received in the 4th quarter of 2023. Our operations during the first nine months of 2024, therefore, were funded by a loan of $91,038 from our CEO.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of September 30, 2024 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended September 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of our financial statements for the nine months ended September 30, 2024, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2024	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)