Form 10-K
period 2024-12-31
KB Global Holdings Ltd
filed 2025-05-08
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter cannot be calculated as there is no trading market for the Company’s ordinary shares.

As of May 8, 2025, 130,097,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

KB Global Holdings Limited

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to a variety of factors and risks, including, but not limited to, those set forth under “Risk Factors”.

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

In September 2023 BJKZ entered into its first development agreement, in which it contracted that within one year it would provide its customer, Beijing Kabeilongteng Investment Center, with a made-to-order Enterprise Digital Management System Integration configured to function on Beijing Kabeilongteng’s server. The contract provided that, as the software was made to the order of Beijing Kabeilongteng, that entity would own and register the copyright on the resulting product. The contract price was RMB 1,304,582 (U.S. $180,715), payable 80% in advance, 10% on completion and 10% one year after acceptance of the software. KB Global recordes U.S. $179,613 in revenue from the contract during the first quarter of 2024. The Company has not completed any subsequent sales, but is focused on further developing its software products.

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

Business Strategies

We aspire to become one of the most trusted high-tech driven brands among China’s population. To achieve this goal, in addition to relying on our existing strengths, we intend to pursue the following strategies:

●	Further enhance our brand recognition among individuals and institutional clients in China;

●	Achieve greater synergy with industry leaders;

●	Continue product innovation to enhance our value proposition for our clients;

●	Further grow our client base and increase our market penetration nationwide;

●	Enhance our IT infrastructure and proprietary database; and

●	Foster strategic partnerships with clients and partners, leveraging synergies and shared resources to drive mutual growth.

Our Competitive Strengths

We believe that the following competitive strengths will contribute to our success and ongoing growth:

●	A targeted and strategic sales network;

●	Client-oriented culture and value-added product selection;

●	Established industry and corporate relationships;

●	Rigorous risk management and periodic alignment; and

●	Experienced management team with local China market know-how.

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

IT Infrastructure

We intend to use OA, CRM, and Wealth Cloud as the IT infrastructure to sell our products. IT infrastructure is an important component of our business operations, which supports our client relationship management and product research and development. We plan to continue to invest in our IT infrastructure by adding new features and functionalities and by improving existing software and IT modules. We expect that our improved IT infrastructure and more advanced platform will enable us to scale up our business and maintain consistent service quality as we further expand our coverage network and client base. Since 2023, BJKZ has expanded its existing operational experience in software development, leading the creation of an Enterprise Digital Management System Integration aimed at revolutionizing how businesses manage their operations.

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

The operations of BJKZ are carried out at 191 Second Floor, Block B, Building 1, No. 2 Yongcheng North Road, Beijing. BJKZ pays RMB8,000 (U.S. $1,108) per year to lease the facility. The facility is located in an industrial development zone, providing low rents and tax benefits to high tech enterprises such as BJKZ. We believe these current facilities are adequate to meet BJKZ’s present needs and that suitable additional or alternative space will be available as required.

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

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Ordinary Shares are currently not quoted. There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of April 16, 2025, there were approximately 51 holders of record of our Ordinary Shares.

Dividends

To date, we have not paid dividends on our Ordinary Shares and we do not expect to declare or pay dividends on shares of our Ordinary Shares in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10b-18 Transactions

During the year ended December 31, 2024, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

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

Results of Operations

The Company has been primarily involved in developing its enterprise software products. In the first quarter of 2024, however, the Company did complete the sale of an enterprise software package to an affiliate, which yielded over 80% of the revenue reported by the Company.

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
Revenue
Software development service – related party	$179,613	$-	$179,613	N/A
Cost of sales	(148,879)	-	(148,879)	N/A
Gross profit	30,734	-	30,734	N/A
Operating expenses	(133,595)	(108,518)	(25,077)	23.11
Loss from operations	(102,861)	(108,518)	5,657	(5.21)
Other income	28,640	12,146	16,494	135.80
Loss before income tax	(74,221)	(96,372)	22,151	(22.98)
Income tax expense	-	-	-	N/A
Net loss	$(74,221)	$(96,372)	$22,151	(22.98)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,350)	(1,597)	247	(15.47)
Comprehensive loss	$(75,571)	$(97,969)	$22,398	(22.86)

Financial Position and Performance

Assets: We experienced a significant decrease in total assets, dropping from $416,325 in 2023 to $50,317 in 2024, due to the offsetting of a loan payable by a related party against a loan payable to a related party.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
ASSETS
Non-current assets
Computer equipment	$28,096	$35,512	$(7,416)	(20.88)
Loan to a related party	-	340,872	(340,872)	(100.00)
Total non-current assets	28,096	376,384	(348,288)	(92.54)

Current assets
Account receivables	17,872	-	17,872	N/A
Other receivables	1,096	559	537	96.06
Subscription receivables	-	1,100	(1,100)	N/A
Amounts due from related parties	-	9,402	(9,402)	N/A
Cash and cash equivalents	3,253	28,880	(25,627)	(88.74)
Total current assets	22,221	39,941	(17,720)	(44.37)
Total assets	$50,317	$416,325	$(366,008)	(87.91)

PROPERTY AND EQUIPMENT: In 2023, the Company invested $36,114 in computer devices to support our software development capabilities as property and equipment. After recording depreciation of that equipment during 2024, the book value at December 31, 2024 was $28,096.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
ASSETS
Non-current assets
Computer equipment	$28,096	$35,512	$(7,416)	(20.88)
Loan to a related party	-	340,872	(340,872)	(100.00)
Total non-current assets	$28,096	$376,384	$(348,288)	(92.54)

Cash Position: Our cash and cash equivalents was reduced significantly to $3,253 during 2024, underpinning our need to secure external investment to support ongoing business operations.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
Cash and cash equivalents	$3,253	$28,880	$(25,627)	(88.74)

Liabilities and Shareholders’ Equity

Liabilities: Our liabilities were reduced during 2024 to $320,971 when we exchanged a loan receivable from a related party for loan payable by us to a related party.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$294,934	$161,646	$133,288	82.46
Advance from customer – related party	-	145,800	(145,800)	(100.00)
Tax payable	2,376	2,423	(47)	(1.94)
Amount due to related parties	23,661	301,539	(277,878)	(92.15)
Total current liabilities	320,971	611,408	(290,437)	(47.50)
Total liabilities	$320,971	$611,408	$(290,437)	(47.50)

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,301	1,301	-	0.00
Additional paid-in capital	96,999	96,999	-	0.00
Accumulated deficit	(366,416)	(292,195)	(74,221)	25.40
Accumulated other comprehensive loss	(2,538)	(1,188)	(1,350)	113.64
Total shareholders’ deficit	(270,654)	(195,083)	(75,571)	38.74
Total liabilities and shareholders’ equity	$50,317	$416,325	$(366,008)	(87.91)

Advance from Customer: In the fall of 2023, $145,800 was recorded as a deposit from Beijing Kabeilongteng Investment Center (Limited partnership) for the development of a software system by BJKZ. The software system was delivered during the first quarter of 2024, and the deposit was reclassified as operating income of the Company.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
Advance from customer	$-	$145,800	$(145,800)	N/A

Shareholders’ Equity: In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share. The issuance of 97,000 IPO shares raised $97,000, enhancing our financial flexibility to fuel future growth.

Revenue and Operations

Our revenue in 2024 was primarily derived from the sale of an enterprise software system to a related party. We recorded $179,613 income, against which we charged development cost of $148,879. The sale of this "Enterprise Digital Management System Integration" developed by Beijing Kaibeli Longteng Investment Center demonstrated our commitment to providing comprehensive digital management solutions in the near future.

Net Loss and Cost Management

Our net loss was reduced to $74,221 in 2024 from $96,372 in 2023. This reduction in net loss was a result of recording our first sale during 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Except as reported in a current report on Form 8-K filed by the Company, there have been no changes in or disagreements with our accountants on accounting and financial disclosure matters.

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

Under the supervision and participation of our senior management, led by Li Guo, Chief Executive Officer, and Ziyong Hu, Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, and considering the material weaknesses identified in our internal controls over financial reporting, Li Guo and Ziyong Hu concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2024, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers upon the closing of this offering:

Directors and Executive Officer	Age	Position/Title
Li Guo	46	Chief Executive Officer and Director
Ziyong Hu	39	Chief Financial Officer
Feng Jiang	36	Controller
Nie Yu	34	Chief Operational Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2024 and 2023, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Guo	2024	$0	0	0	0	0	0	0	0

Ziyong Hu	2024	$14,717	$16,687	0	0	0	0	0	$31,404

Feng Jiang	2024	$0	$0	0	0	0	0	0	$0

Nie Yu	2024	$14,837	$13,905	0	0	0	0	0	$28,742

Li Guo	2023	$0	0	0	0	0	0	0	0

Ziyong Hu	2023	$0	$0	0	0	0	0	0	$0

Feng Jiang	2023	$15,000	$0	0	0	0	0	0	$15,000

Nie Yu	2023	$15,000	$0	0	0	0	0	0	$15,000

Summary of Director Compensation

Our director is not compensated for her role, and there are no arrangements for future compensation for services provided as a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information with respect to the beneficial ownership of our ordinary shares as of the date of this report, for:

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

Applicable percentage ownership is based on 130,097,000 ordinary shares outstanding as of the date of this filing. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o BJKZ, No 3 Building of No 1 Jiali Construction Plaza FL 13, No.4th Central Road, Futian, Shenzhen, Guangdong Province, 518000, People’s Republic of China.

Name of Beneficial Owner	Ordinary shares	%
Directors and executive officers:
Kehui International Holdings Limited(2)	1,100,000	0.85
Fine Orchild Limited	69,900,000	53.73
Oriental Keyang Limited	59,000,000	45.35

(1)	For each person and entity included in this column, the percentage of voting rights is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by 130,097,000 shares being the total number of ordinary shares outstanding on the date of this Report.
(2)	The control person is Li Guo.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors”. We believe that our director currently does not meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On February 7, 2025, the Board of Directors of KB Global Holdings Limited (the “Company”) dismissed Centurion ZD CPA & Co. (“Centurion ZD”) from its position as the independent registered public accounting firm for the Company. The Company does not have an Audit Committee. This decision to terminate our engagement stems solely from Centurion ZD CPA & Co’s planned cancellation of its PCAOB license, which renders the firm non-compliant with regulatory requirements essential to our audit partnership. The Company has engaged KD & Co. (“KD”) as the independent registered public accounting firm for the Company, effective February 10, 2025. The Board of Directors of the Company approved the engagement of KD.

Centurion ZD CPA & Co. The audit-related fees for 2022 and 2023 are charged as follows:

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees (1):	$31,000	$31,000
Total fees	$31,000	$31,000

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and KD & Co. services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees (1):	$35,000	$15,000
Total fees	$35,000	$15,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Financial Highlights:

●	Total Assets: Reduce to $50,317 in 2024 from $416,325 in 2023. Recover part of the loan and adjust related transactions.

●	Net Loss: Reduced to $74,221 in 2024 from $96,372 in 2023.

●	Cash Position: Cash and cash equivalents reduced to $3,253, supporting ongoing operations.

Operational Highlights:

●	Enterprise Digital Management System Integration: Development reached 100%. Bring operating income to the company.

●	Property and equipment: In 2023, the Company purchased 36,114 in computer devices to bolster software development capabilities.

●	Client Engagement: Received a payment for goods of $179,613 for software system development from a major client.

Risk Factors:

●	Market Risks: Includes potential volatility in demand for software solutions and materials.

●	Operational Risks: Challenges in scaling operations and maintaining technological advancements.

●	Regulatory Risks: Compliance with diverse regulations across different jurisdictions.

Corporate Governance:

●	Board of Directors: Led by CEO Li Guo, with a focus on strategic oversight and risk management.

●	Executive Leadership: Experienced team driving the company’s growth and innovation initiatives.

●	Governance Policies: Emphasis on transparency, accountability, and ethical business practices.

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

KB Global Holdings Limited

Date: May 8, 2025	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer, Director
(principal executive officer)

Date: May 8, 2025	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KB Global Holdings Limited

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

Exhibit No.	Description
10.2	Exclusive Business Cooperation Agreement dated November 30, 2018 between Suzhou Keju Management Consulting Co., Ltd. and Beijing Kezhao Technology Co., Ltd. – filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Exhibits filed herewith.

Part IV

KB GLOBAL HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

To the Director and shareholders of

KB Global Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KB Global Holdings Limited and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive losses, shareholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KD & Co.

KD & Co.

Hong Kong

May 8, 2025

We have served as the Company’s auditor since February 10, 2025.

PCAOB ID # 【】

KB GLOBAL HOLDINGS LIMITED

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Non-current assets
Computer equipment	$28,096	$35,512
Loan to a related party	-	340,872
Total non-current assets	28,096	376,384

Current assets
Account receivables	17,872	-
Other receivables	1,096	559
Subscription receivables	-	1,100
Amounts due from related parties	-	9,402
Cash and cash equivalents	3,253	28,880
Total current assets	22,221	39,941
Total assets	$50,317	$416,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$294,934	$161,646
Advance from customer – related party	-	145,800
Tax payable	2,376	2,423
Amount due to related parties	23,661	301,539
Total current liabilities	320,971	611,408
Total liabilities	320,971	611,408

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(366,416)	(292,195)
Accumulated other comprehensive loss	(2,538)	(1,188)
Total shareholders’ deficit	(270,654)	(195,083)
Total liabilities and shareholders’ equity	$50,317	$416,325

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2024	2023
Revenue
Software development service – related party	$179,613	$-
Cost of sales	(148,879)	-
Gross profit	30,734	-
Operating expenses	(133,595)	(108,518)
Loss from operations	(102,861)	(108,518)
Other income	28,640	12,146
Loss before income tax	(74,221)	(96,372)
Income tax expense	-	-
Net loss	$(74,221)	$(96,372)

Other comprehensive (loss) income
Foreign currency translation adjustments	(1,350)	(1,597)
Comprehensive loss	(75,571)	(97,969)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,123,423

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Shareholders’ Equity

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholders’
	Number	Amount	capital	deficit	(loss)	equity
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net loss	-	-	-	(74,221)	-	(74,221)
Foreign currency translation adjustment	-	-	-	-	(1,350)	(1,350)
Balance as of December 31, 2024	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)

Balance as of January 1, 2023	110,000,000	$1,100	$-	$(195,823)	$409	$(194,314)
Issuance of shares	20,097,000	201	96,999	-	-	97,200
Net loss	-	-	-	(96,372)	-	(96,372)
Foreign currency translation adjustment	-	-	-	-	(1,597)	(1,597)
Balance as of December 31, 2023	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023
Cash flows from operations:
Loss from operations	$(74,221)	$(96,372)
Depreciation	6,830	609
Interest income	(26,554)	(12,146)
Changes in operating assets and liabilities:
Account receivables	(18,141)	-
Subscription receivables	1,100	-
Other receivables	(556)	(566)
Accruals	142,469	30,358
Other payables	(7,453)	7,579
Advance from customer	(145,127)	147,579
Net cash (used in)/provided by operations	(121,653)	77,041

Cash Flows from Investing Activities:
Interest received	26,554	12,146
Purchases of computer equipment	-	(36,555)
Loan to a related party	(122,898)	(345,031)
Advances from a related party	462,196	-
Net Cash provided by/(used in) investing activities	365,852	(369,440)

Cash flows from financing activities:
Issuance of shares	-	97,200
Advances from related parties	184,296	417,526
Repayment to related parties	(453,906)	(194,400)
Net cash (used in)/provided by financing activities	(269,610)	320,326

Effect of exchange rate change on cash and cash equivalents	(216)	(381)

Net (decrease)/increased in cash and cash equivalents	(25,627)	27,546
Cash and cash equivalents, beginning of year	28,880	1,334
Cash and cash equivalents, end of year	$3,253	$28,880

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 2024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Business Description

KB Global Holdings Limited (the “Company”) was incorporated in the Cayman Islands on November 17, 2017 with the authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

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

Beijing Kezhao Technology Co., Ltd. (“BJKZ”) was incorporated in PRC on August 13, 2018. BJKZ is an information technology company which engaged in information technology development and consulting services.

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Non-current assets	$28,096	$376,384
Current assets	$32,033	$47,502
Total assets	$60,129	$423,886

Current liabilities	$80,491	$423,886
Total liabilities	$80,491	$423,886

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency. The Company use Renminbi (“RMB”) as its functional currency. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Advance from Customer

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

Computer equipment

Computer equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method based on the estimated useful life. The estimated useful live of computer equipment is 5 years.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers. Revenue is recognized when control of the promised service is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company generates revenue exclusively from software development services, which involve the design, development, and delivery of customized software solutions based on customer specifications. Each contract typically includes a single performance obligation — the delivery of the completed software solution. Revenue is recognized at a point in time, upon customer acceptance or delivery of the completed software, whichever occurs later. This reflects the point at which the customer obtains control of the software and the Company has fulfilled its performance obligation.

Income Tax

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted

ASU 2023-09, Income Taxes (“ASU 2023-09”), requires disclosure of specific categories and disaggregation of information in the rate reconciliation table and expands disclosures related to income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024 and is to be applied prospectively. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”) updates accounting standards for revenue recognition (ASC 606), lease accounting (ASC 842), and impairment of long-lived assets (ASC 360). ASU 2024-02 provides enhanced guidance for estimating variable consideration, accounting for contract modifications, determining lease terms, and simplifying impairment testing for long-lived assets. It also introduces increased disclosure requirements for financial instruments and derivatives. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public companies to disaggregate key expense categories, such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insight into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

The Company has evaluated other new accounting standards issued by the FASB and SEC that are not yet effective. Management does not expect these standards to have a material impact on the consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to allocate resources and assess segment performance for all public entities. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. For additional information, refer to Note 12: Segment Reporting.

Note 3 – Revenue

We recorded $179,613 and $0 in revenue, respectively, for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Software development service	$179,613	$-

Note 4 – Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per share for years indicated:

	Years ended December 31,
	2024	2023
Net loss attributable to the Company, basic and diluted shares	$(74,221)	$(96,372)
Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,097,000	130,123,423
Net loss per common share, basic	(0.00)	(0.00)

There were no dilutive securities for the years ended December 31, 2024 and 2023.

Note 5 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the years ended December 31, 2024 and 2023 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Years ended December 31,
	2024	2023
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of December 31, 2024 and 2023 comprises:

Years ended December 31,
	2024	2023
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance:

	December 31,
	2024	2023
Deferred tax asset from operating losses carry-forwards	$18,555	$24,093
Valuation allowance	(18,555)	(24,093)
Deferred tax asset, net	$-	$-

Note 6 – Loan to a Related Party

On March 28, 2023, the Company provided a loan of $274,694 to Beijing Cabelongteng Investment Center (Limited Partnership)(“Beijing Cabelongteng”), a related party, for its business operations. The loan was unsecured, bore an annual interest rate of 8%, and had a maturity date of March 28, 2026.

For the years ended December 31, 2024, and December 31, 2023, the Company recognized interest income of $26,533 and $11,935, respectively, related to this loan receivable.

On December 31, 2024, under a tri-party agreement among the Company, Guo Li, and Beijing Cabelongteng Investment Center (Limited Partnership), the rights and obligations of the loan receivable were transferred to Guo Li. This transfer was settled by offsetting the outstanding amount due to the related party Guo Li. As a result, the Company no longer holds any loan receivable from Beijing Cabelongteng Investment Center (Limited Partnership) as of December 31, 2024.

Note 7 – Computer Equipment

The computer equipment consisted of the following:

	December 31,
	2024	2023
At cost	$35,415	$36,114
Less: accumulated depreciation	(7,319)	(602)
Property and Equipment	$28,096	$35,512

No significant residual value is estimated for the computer equipment. Depreciation expense for the years ended December 31, 2024 and 2023 totaled $6,830 and $609, respectively.

Note 8 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	December 31,
	2024	2023
Accrued audit fee	$50,000	$22,000
Executive compensation	244,565	131,800
Other	369	7,846
	$294,934	$161,646

Note 9 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company

b.	Related Party Transactions

During the year ended December 31, 2024, the Company provided software development services to Beijing Cabelongteng Investment Center (Limited Partnership), a related party, and recognized revenue of $179,613.

No revenue was recognized from this related party for the year ended December 31, 2023.

c.	Related party balances

The Company had the following related party balances at December 31, 2024 and 2023:

	December 31,
	2024	2023
Loan receivable from Beijing Cabelongteng (See Note 6)	$-	$340,872

Advance from customer from Beijing Cabelongteng	$-	$145,800

Due from (to) related parties:
Suzhou Kesheng Investment Management Co., Ltd.	$-	$9,402
Guo Li	$(23,661)	$(301,539)

The amounts due from (to) related parties are without interest and due on demand.

Note 10 – Commitments and Contingencies

Operating leases

During 2024, the Company entered into several short-term operating lease agreements for office space in China. These leases are each for a term of one year or less and are therefore not recognized on the balance sheet in accordance with the short-term lease exemption under ASC 842.

●	In July 2024, the Company leased approximately 8 square meters of office space, expiring July 3, 2025, with monthly lease payments of approximately $93.

●	In August 2024, the Company commenced another lease expiring February 28, 2025, with monthly payments of approximately $278.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $348.

The Company recognizes lease expense on a straight-line basis over the lease term. For the years ended December 31, 2024 and 2023, total lease expenses were $4,936 and $566, respectively.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of December 31, 2024.

Note 11 – Ordinary Shares

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

Note 12 – Segment Reporting

The Company operates as one operating segment, providing information technology (IT) development and consulting services to a broad range of clients across various industries. The Company’s primary revenue streams include custom software development, IT consulting, and system integration services. These services collectively account for approximately 100% of the Company’s revenue.

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer (CEO), who evaluates financial performance and allocates resources based on information presented on a consolidated basis. The CODM uses consolidated net income as the primary measure of financial performance and assesses results by comparing actual performance to historical trends and internal forecasts.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, and 2023:

	For the years ended December 31,
	2024	2023
Revenue	$179,613	$-
Cost of sales	(148,879)	-
Gross profit	30,734	-
Operating expenses:
Depreciation	6,830	609
Office expense	5,069	5,697
Professional fee	56,062	36,879
Staff costs	60,146	50,843
Other operating expenses	5,488	14,490
Total operating expenses	(133,595)	(108,518)
Loss from operations	(102,861)	(108,518)
Other income	28,640	12,146
Loss before income tax	(74,221)	(96,372)
Income tax expense	-	-
Net loss	$(74,221)	$(96,372)

Note 13 – Subsequent Event

There were no events or transactions that would require recognition or disclosure in financial statements for the year ended December 31, 2024.