Form 10-K/A
period 2024-12-31
KB Global Holdings Ltd
filed 2025-05-09
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Documents Incorporated By Reference: None

Explanatory Note

KB Global Holdings Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), as filed with the Securities and Exchange Commission on May 8, 2025, solely to correct the Report of Independent Registered Public Accounting Firm included in the financial statements.

The audit report originally included in the filing was an incorrect version and has been replaced in this amendment with the correct audit opinion issued by KD & Co., the Company’s independent registered public accounting firm.

No other changes have been made to the financial statements or disclosures in the Original Filing. This amendment does not reflect events occurring after the date of the Original Filing and does not modify or update any other disclosures therein.

This Form 10-K/A should be read in conjunction with the Original Filing and prior amendments.

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

Holders

As of May 8, 2025, there were approximately 51 holders of record of our Ordinary Shares.

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

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
ASSETS
Non-current assets
Computer equipment	$28,096	$35,512	$(7,416)	(20.88)
Loan to a related party	-	340,872	(340,872)	(100.00)
Total non-current assets	28,096	376,384	(348,288)	(92.54)

Current assets
Account receivables	17,872	-	17,872	N/A
Other receivables	1,096	559	537	96.06
Subscription receivables	-	1,100	(1,100)	(100.00)
Amounts due from a related party	-	9,402	(9,402)	(100.00)
Cash and cash equivalents	3,253	28,880	(25,627)	(88.74)
Total current assets	22,221	39,941	(17,720)	(44.37)
Total assets	$50,317	$416,325	$(366,008)	(87.91)

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

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$294,934	$161,646	$133,288	82.46
Advance from customer – related party	-	145,800	(145,800)	(100.00)
Tax payable	2,376	2,423	(47)	(1.94)
Amount due to a related party	23,661	301,539	(277,878)	(92.15)
Total current liabilities	320,971	611,408	(290,437)	(47.50)
Total liabilities	$320,971	$611,408	$(290,437)	(47.50)

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,301	1,301	-	0.00
Additional paid-in capital	96,999	96,999	-	0.00
Accumulated deficit	(366,416)	(292,195)	(74,221)	25.40
Accumulated other comprehensive loss	(2,538)	(1,188)	(1,350)	113.64
Total shareholders’ deficit	(270,654)	(195,083)	(75,571)	38.74
Total liabilities and shareholders’ equity	$50,317	$416,325	$(366,008)	(87.91)

Advance from Customer: In the fall of 2023, $145,800 was recorded as a deposit from Beijing Kabeilongteng Investment Center (Limited partnership) for the development of a software system by BJKZ. The software system was delivered during the first quarter of 2024, and the deposit was reclassified as operating income of the Company.

	For the Years Ended December 31,		Changes in
	2024	2023	Amount	Percentage
Advance from customer	$-	$145,800	$(145,800)	(100.00)

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

During preparation of our financial statements for the year ended December 31, 2024, there were no accounting estimate we made that were subject to a high degree of uncertainty and were critical to our results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits and Financial Statement Schedules of Part IV of this Annual Report.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Guo	2024	$-	$-	-	-	-	-	-	$-

Ziyong Hu	2024	$14,717	$16,687	-	-	-	-	-	$31,404

Feng Jiang	2024	$-	$-	-	-	-	-	-	$-

Nie Yu	2024	$14,837	$13,905	-	-	-	-	-	$28,742

Li Guo	2023	$-	$-	-	-	-	-	-	$-

Ziyong Hu	2023	$-	$-	-	-	-	-	-	$-

Feng Jiang	2023	$15,000	$-	-	-	-	-	-	$15,000

Nie Yu	2023	$15,000	$-	-	-	-	-	-	$15,000

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

The audit-related fees of Centurion ZD CPA & Co. for 2022 and 2023 are charged as follows:

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

Financial Highlights:

●	Total Assets: Reduce to $50,317 in 2024 from $416,325 in 2023. Recover part of the loan and adjust related transactions.

●	Net Loss: Reduced to $74,221 in 2024 from $96,372 in 2023.

●	Cash Position: Cash and cash equivalents reduced to $3,253, supporting ongoing operations.

Operational Highlights:

●	Enterprise Digital Management System Integration: Development reached 100%. Bring operating income to the company.

●	Property and equipment: In 2023, the Company purchased $36,114 in computer devices to bolster software development capabilities.

●	Client Engagement: Received a payment for goods of $179,613 for software system development from a major client.

Risk Factors:

●	Market Risks: Includes potential volatility in demand for software solutions and materials.

●	Operational Risks: Challenges in scaling operations and maintaining technological advancements.

●	Regulatory Risks: Compliance with diverse regulations across different jurisdictions.

Corporate Governance:

●	Board of Directors: Led by CEO Li Guo, with a focus on strategic oversight and risk management.

●	Executive Leadership: Experienced team driving the company’s growth and innovation initiatives.

●	Governance Policies: Emphasis on transparency, accountability, and ethical business practices.

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

KB Global Holdings Limited

Date: May 9, 2025	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer, Director
(principal executive officer)

Date: May 9, 2025	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
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

Part IV

KB GLOBAL HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholders of

KB Global Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KB Global Holdings Limited and its subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, change in stockholder’s equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KD & Co.

We have served as the Company’s auditor since 2025

Hong Kong, China

May 8, 2025

PCAOB ID: 7137

KB GLOBAL HOLDINGS LIMITED

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Non-current assets
Computer equipment	$28,096	$35,512
Loan to a related party	-	340,872
Total non-current assets	28,096	376,384

Current assets
Account receivables	17,872	-
Other receivables	1,096	559
Subscription receivables	-	1,100
Amounts due from a related party	-	9,402
Cash and cash equivalents	3,253	28,880
Total current assets	22,221	39,941
Total assets	$50,317	$416,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$294,934	$161,646
Advance from customer – related party	-	145,800
Tax payable	2,376	2,423
Amount due to a related party	23,661	301,539
Total current liabilities	320,971	611,408
Total liabilities	320,971	611,408

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2024 and 2023, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(366,416)	(292,195)
Accumulated other comprehensive loss	(2,538)	(1,188)
Total shareholders’ deficit	(270,654)	(195,083)
Total liabilities and shareholders’ equity	$50,317	$416,325

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

Computer equipment

Computer equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is provided using the straight-line method based on the estimated useful life. The estimated useful life of computer equipment is 5 years.

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