Form 10-Q
period 2025-03-31
KB Global Holdings Ltd
filed 2025-05-30
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 30, 2025, there were 130,097,000 shares of the registrant’s common stock outstanding.

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-current assets
Computer equipment	$26,555	$28,096
Total non-current assets	26,555	28,096

Current assets
Account receivables	17,968	17,872
Other receivables	275	1,096
Cash and cash equivalents	2,778	3,253
Total current assets	21,021	22,221
Total assets	$47,576	$50,317

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$243,542	$294,934
Tax payable	2,389	2,376
Amount due to a related party	88,511	23,661
Total current liabilities	334,442	320,971
Total liabilities	$334,442	$320,971

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(382,944)	(366,416)
Accumulated other comprehensive loss	(2,222)	(2,538)
Total shareholders’ deficit	(286,866)	(270,654)
Total liabilities and shareholders’ deficit	$47,576	$50,317

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$176,564
Cost of sales	-	(149,690)
Gross profit	-	26,874
Operating expenses	(16,538)	(5,355)
(Loss)/income from operations	(16,538)	21,519
Other income	10	8,734
(Loss)/income before income tax	(16,528)	30,253
Income tax expense	-	-
Net (loss)/income	$(16,528)	$30,253

Other comprehensive income/(loss)
Foreign currency translation adjustments	316	(898)
Comprehensive (loss)/income	$(16,212)	$29,355
Basic and diluted (loss)/earnings per ordinary share	$(0.00)	$0.00
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

 For the three months ended March 31, 2025 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(16,528)	-	(16,528)
Foreign currency translation adjustment	-	-	-	-	316	316
Balance as of March 31, 2025	130,097,000	$1,301	$96,999	$(382,944)	$(2,222)	$(286,866)

For the three months ended March 31, 2024 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net income	-	-	-	30,253	-	30,253
Foreign currency translation adjustment	-	-	-	-	(898)	(898)
Balance as of March 31, 2024	130,097,000	$1,301	$96,999	$(261,942)	$(2,086)	$(165,728)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operations:
(Loss)/profit from operations	$(16,528)	$30,253
Depreciation	1,688	1,712
Interest income	(1)	(6,643)
Changes in operating assets and liabilities:
Account receivables	-	(36,372)
Other receivables	825	(54,855)
Account payables	-	72,489
Accruals	(52,247)	57,671
Other payables	275	(1,645)
Advance from customer	-	(145,489)
Net cash used in operations	(65,988)	(82,879)
Cash flows from investing activities:
Interest received	1	6,643
Loan to a third party	-	(6,638)
Net cash provided by investing activities	1	5
Cash flows from financing activities:
Advances from related parties	65,496	55,261
Net cash provided by financing activities	65,496	55,261
Effect of exchange rate change on cash and cash equivalents	16	(68)
Net decrease in cash and cash equivalents	(475)	(27,681)
Cash and cash equivalents, beginning of period	3,253	28,880
Cash and cash equivalents, end of period	$2,778	$1,199

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 – Organization and Business Description

KB Global Holdings Limited (the “Company”) was incorporated in the Cayman Islands on November 17, 2017 with authorized capital of 5 billion ordinary shares, par value of $0.00001 per share.

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

Beijing Kezhao Technology Co., Ltd. (“BJKZ”) was incorporated in PRC on August 13, 2018. BJKZ is an information technology company which is engaged in information technology development and consulting services.

On November 30, 2018, WFOE entered into an exclusive business cooperation agreement with the shareholders of BJKZ, through which WFOE gained full control over the management of BJKZ and receives the economic benefits of BJKZ.

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities, referred to as VIE, should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary. Accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Unaudited)
Non-current assets	$26,555	$28,096
Current assets	$30,885	$32,033
Total assets	$57,440	$60,129

Current liabilities	$89,460	$80,491
Total liabilities	$89,460	$80,491

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

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the applicable balance sheet date. The statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

The carrying amounts of financial assets and liabilities, such as balances with related parties, approximate their fair values because of the short maturity of these instruments or the rate of interest of these instruments approximate the market rate of interest.

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

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. For additional information, refer to Note 10: Segment Reporting.

Note 3 – Revenue

We recorded $0 and $176,564 in revenue, respectively, for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Software development service	$-	$176,564
	-	176,564

Note 4 – Net (Loss)/Profit per Ordinary Share

The following table sets forth the computation of basic and diluted net (loss)/profit per ordinary share for the period indicated:

	For the three months ended March 31,
	2025	2024
Net (loss)/profit attributable to the Company,basic and diluted shares	$(16,528)	$30,253

Weighted average ordinary shares used in computing basic and diluted net (loss)/profit per share	130,097,000	130,097,000

Net (loss)/profit per ordinary share, basic and diluted	$(0.00)	$0.00

There were no dilutive securities for the three months ended March 31, 2025 and 2024.

Note 5 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the three months ended March 31, 2025 and 2024 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	For the three months ended March 31,
	2025	2024
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

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

	March 31, 2025	December 31, 2024
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$4,132	$-
Valuation allowance	(4,132)	-
Deferred tax asset, net	$-	$-

Note 6 – Computer Equipment

The property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
At cost	$35,605	$35,415
Less: accumulated depreciation	(9,050)	(7,319)
Property and Equipment	$26,555	$28,096

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $1,688 and $1,712, respectively.

Note 7 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Accrued audit fee	$10,000	$50,000
Executive compensation	232,898	244,565
Rental fee	275	-
Other	369	369
	$243,542	$294,934

Note 8 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company

b.	Related Party Transactions

No revenue was recognized for the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company provided software development services to Beijing Cabelongteng Investment Center (Limited Partnership), a related party, and recognized revenue of $176,564.

c.	Related party balances

The Company had the following related party balances at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Unaudited)
Due to related parties:
Guo Li	(88,511)	(23,661)

The amounts due to related parties are without interest and due on demand.

Note 9 – Commitments and Contingencies

During 2024, the Company entered into several short-term operating lease agreements for office space in China. These leases are each for a term of one year or less and are therefore not recognized on the balance sheet in accordance with the short-term lease exemption under ASC 842.

●	In July 2024, the Company leased approximately 8 square meters of office space, expiring July 3, 2025, with monthly lease payments of approximately $92.

●	In August 2024, the Company commenced another lease expiring February 28, 2025, with monthly payments of approximately $275.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $344.

The Company recognizes lease expense on a straight-line basis over the lease term. For the three months ended March 31, 2025 and 2024, total lease expenses were $2,131 and $279, respectively.

Legal proceedings

There was no legal proceeding in which the Company was a party as of March 31, 2025.

Note 10 – Segment Reporting

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

Note 11 – Subsequent Event

There were no events or transactions that would require recognition or disclosure in financial statements for the three months ended March 31, 2025.

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

Overview

KB Global Holdings Limited (“Company”) is a high-tech driven management company in China. We aspire to become one of the most trusted brands among the Chinese business community. To achieve this goal, we intend to leverage on our existing strengths and pursue the following strategies:

●	Achieve greater synergy between investment and industry;

●	Continue product innovation to enhance our value proposition for our clients;

●	Further grow our client base and increase our market penetration nationwide;

●	Broaden our individual and corporate client base; and

●	Enhance our IT infrastructure and proprietary database.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the quarters ended March 31, 2025 and 2024. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$176,564
Cost of sales	-	(149,690)
Gross profit	-	26,874
Operating expenses	(16,538)	(5,355)
(Loss)/income from operations	(16,538)	21,519
Other income	10	8,734
(Loss)/income before income tax	(16,528)	30,253
Income tax expense	-	-
Net (loss)/income	$(16,528)	$30,253

Other comprehensive income/(loss)
Foreign currency translation adjustments	316	(898)
Comprehensive (loss)/income	$(16,212)	$29,355
Basic and diluted (loss)/earnings per ordinary share	$(0.00)	$0.00
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000

Revenue

For the three months ended March 31, 2025, the Company’s revenue was $0.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Due to the above reasons, we realized a net loss of $16,528 during the three months ended March 31, 2025. In the first quarter of 2024, we incurred a net profit of $30,253.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At March 31, 2025, we had only $21,021 in current assets and had current liquidities including accrued payables totaling $243,542 and a $88,511 debt to a related party. The debt of $88,511 is owed to our CEO; we do not expect her to require payment in the near term.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of March 31, 2025 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended March 31, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2025, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2025 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2025.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 30, 2025	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)