Form 10-Q
period 2025-09-30
KB Global Holdings Ltd
filed 2025-11-03
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

No.4 Central Road, Futian, Shenzhen

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

As of October 31, 2025, there were 130,097,000 shares of the registrant’s ordinary shares outstanding.

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-current assets
Computer equipment	$23,628	$28,096
Total non-current assets	23,628	28,096

Current assets
Account receivables	18,321	17,872
Other receivables	1,404	1,096
Amounts due from related parties	44,939	-
Cash and cash equivalents	324	3,253
Total current assets	64,988	22,221
Total assets	$88,616	$50,317

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$218,696	$294,934
Other tax payable	172	-
Tax payable	2,435	2,376
Amount due to a related party	176,887	23,661
Total current liabilities	398,190	320,971
Total liabilities	$398,190	$320,971

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(406,565)	(366,416)
Accumulated other comprehensive loss	(1,309)	(2,538)
Total shareholders’ deficit	(309,574)	(270,654)
Total liabilities and shareholders’ deficit	$88,616	$50,317

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$180,028
Cost of sales	-	-	-	(149,601)
Gross profit	-	-	-	30,427
Operating expenses	(12,059)	(17,546)	(40,159)	(68,990)
Loss from operations	(12,059)	(17,546)	(40,159)	(38,563)
Other income	-	6,730	10	22,982
Loss before income tax	(12,059)	(10,816)	(40,149)	(15,581)
Income tax expense	-	-	-	-
Net loss	$(12,059)	$(10,816)	$(40,149)	$(15,581)

Other comprehensive income
Foreign currency translation adjustments	257	2,675	1,229	1,505
Comprehensive loss	$(11,802)	$(8,141)	$(38,920)	$(14,076)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the three and nine months ended September 30, 2025 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	(loss)/income	deficit
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(16,528)	-	(16,528)
Foreign currency translation adjustment	-	-	-	-	316	316
Balance as of March 31, 2025	130,097,000	$1,301	$96,999	$(382,944)	$(2,222)	$(286,866)
Net loss	-	-	-	(11,562)	-	(11,562)
Foreign currency translation adjustment	-	-	-	-	656	656
Balance as of June 30, 2025	130,097,000	$1,301	$96,999	$(394,506)	$(1,566)	$(297,772)
Net loss	-	-	-	(12,059)	-	(12,059)
Foreign currency translation adjustment	-	-	-	-	257	257
Balance as of September 30, 2025	130,097,000	$1,301	$96,999	$(406,565)	$(1,309)	$(309,574)

For the three and nine months ended September 30, 2024 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	(loss)/income	deficit
Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net profit	-	-	-	30,253	-	30,253
Foreign currency translation adjustment	-	-	-	-	(898)	(898)
Balance as of March 31, 2024	130,097,000	$1,301	$96,999	$(261,942)	$(2,086)	$(165,728)
Net loss	-	-	-	(35,018)	-	(35,018)
Foreign currency translation adjustment	-	-	-	-	(272)	(272)
Balance as of June 30, 2024	130,097,000	$1,301	$96,999	$(296,960)	$(2,358)	$(201,018)
Net loss	-	-	-	(10,816)	-	(10,816)
Foreign currency translation adjustment	-	-	-	-	2,675	2,675
Balance as of September 30, 2024	130,097,000	$1,301	$96,999	$(307,776)	$317	$(209,159)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operations:
Loss from operations	$(40,149)	$(15,581)
Depreciation	5,102	5,122
Interest income	(1)	(20,897)
Changes in operating assets and liabilities:
Account receivables	-	(18,138)
Other receivables	(277)	(904)
Accruals	(78,595)	92,225
Other tax payable	170	-
Other payables	-	(7,452)
Advance from customer	-	(145,103)
Net cash used in operations	(113,750)	(110,728)
Cash flows from investing activities:
Interest received	1	20,897
Repayment from a related party	-	36,097
Net cash provided by investing activities	1	56,994
Cash flows from financing activities:
Advances from related parties	155,096	91,038
Repayment to related parties	(44,316)	-
Net cash provided by financing activities	110,780	91,038
Effect of exchange rate change on cash and cash equivalents	40	1,611
Net (decrease)/increased in cash and cash equivalents	(2,929)	38,915
Cash and cash equivalents, beginning of period	3,253	28,880
Cash and cash equivalents, end of period	$324	$67,795

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Unaudited)
Non-current assets	$23,628	$28,096
Current assets	$75,046	$32,033
Total assets	$98,674	$60,129

Current liabilities	$145,049	$80,491
Total liabilities	$145,049	$80,491

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will not impact the Company’s disclosures or its consolidated financial statements because the Company operates in only one segment.

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

Note 3 - Revenue

The following tables are the details of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Software development service – related party	$-	$-	$-	$180,028
	$-	$-	$-	$180,028

Note 4 - Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to the Company,basic and diluted shares	$(12,059)	$(10,816)	$(40,149)	$(15,581)

Weighted average ordinary shares used in computing basic and diluted net loss per share	130,097,000	130,097,000	130,097,000	130,097,000

Net loss per ordinary share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

There were no dilutive securities for the three and nine months ended September 30, 2025 and 2024.

Note 5 - Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the nine months ended September 30, 2025 and 2024 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0)%	(21.0)%	(21.0)%	(21.0)%
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%	(25.0)%	(25.0)%
Effective tax rate	0%	0%	0%	0%

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

	September 30, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$10,037	$18,555
Valuation allowance	(10,037)	(18,555)
Deferred tax asset, net	$-	$-

Note 6 - Computer Equipment

The property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
At cost	$36,304	$35,415
Less: accumulated depreciation	(12,676)	(7,319)
Property and Equipment	$23,628	$28,096

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended September 30, 2025 and 2024 totaled $1,716 and $1,715. Depreciation expense for the nine months ended September 30, 2025 and 2024 totaled $5,102 and $5,122.

Note 7 - Accruals and Other Payables

Accruals and other payables consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Accrued audit fee	$5,000	$50,000
Executive compensation	213,327	244,565
Other	369	369
	$218,696	$294,934

Note 8 - Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer holds a 60% ownership interest in Jiecheng
Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer serves as supervisor of Chuanghe

b.	Related Party Transactions

No revenue was recognized for the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, the Company provided software development services to Beijing Cabelongteng Investment Center (Limited Partnership), a related party, and recognized revenue of $180,028.

c.	Related party balances

The Company had the following related party balances at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Unaudited)
Due from/(to) related parties:
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	25,278	-
Sichuan Chuanghe Culture Media Co., Ltd	19,661	-
Guo Li	(176,887)	(23,661)

The amounts due from/(to) related parties are without interest and due on demand.

Note 9 - Commitments and Contingencies

During 2025, the Company entered into several short-term operating lease agreements for office space in China. These leases are each for a term of one year or less and are therefore not recognized on the balance sheet in accordance with the short-term lease exemption under ASC 842.

●	In July 2024, the Company leased approximately 8 square meters of office space, commencing July 1, 2024, and expiring July 3, 2025, with monthly lease payments of approximately $92. This lease was renewed on July 3, 2025, for an additional term expiring July 3, 2026, with the same monthly payments.

●	In August 2024, the Company commenced another lease expiring July 31, 2025, with monthly payments of approximately $277. This lease was renewed in July 2025 for an additional term expiring October 31, 2025, with the same monthly payments.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $346.

The Company recognizes lease expense on a straight-line basis over the lease term. For the nine months ended September 30, 2025 and 2024, total lease expenses were $6,440 and $3,059, respectively.

As of September 30, 2025, the Company’s remaining minimum lease payments under these short-term leases (including renewals) total approximately $1,454 through July 2026 (primarily in 2026).

Legal proceedings

There was no legal proceeding in which the Company was a party as of September 30, 2025.

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

Note 11 - Subsequent Event

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. There are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three and Nine Months Ended September 30, 2025 and 2024. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report. The results of operations in any period are not necessarily indicative of our future trends.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$180,028
Cost of sales	-	-	-	(149,601)
Gross profit	-	-	-	30,427
Operating expenses	(12,059)	(17,546)	(40,159)	(68,990)
Loss from operations	(12,059)	(17,546)	(40,159)	(38,563)
Other income	-	6,730	10	22,982
Loss before income tax	(12,059)	(10,816)	(40,149)	(15,581)
Income tax expense	-	-	-	-
Net loss	$(12,059)	$(10,816)	$(40,149)	$(15,581)

Other comprehensive income
Foreign currency translation adjustments	257	2,675	1,229	1,505
Comprehensive loss	$(11,802)	$(8,141)	$(38,920)	$(14,076)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

Revenue

For the three and nine months ended September 30, 2025, the Company’s revenue was $0. During the nine months ended September 30, 2024, the Company sold an enterprise software system to a related party and realized $180,028 in revenue.The Company incurred costs totaling $149,601 in connection with the sale, and accordingly reported gross profit of $30,427 on the sale.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Due to the above reasons, we realized a net loss of $12,059 during the three months ended September 30, 2025 and $10,816 for the three months ended September 30, 2024 We realized a net loss of $40,149 during the nine months ended September 30, 2025 and $15,581 for the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At September 30, 2025, we had only $64,988 in current assets and had current liabilities including accrued payables totaling $398,190 including a $176,887 debt to a related party. The debt of $176,887 is owed to our CEO; we do not expect her to require payment in the near term.

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

In connection with the preparation of our financial statements for the nine months ended September 30, 2025, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of September 30, 2025 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended September 30, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2025 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2025.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 31, 2025	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)