Form 10-K
period 2025-12-31
KB Global Holdings Ltd
filed 2026-06-03
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 3, 2026, 130,097,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

KB Global Holdings Limited

Form 10-K

For the Fiscal Year Ended December 31, 2025

i

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all the risks and uncertainties that may impact our business, financial condition or results of operations. Accordingly, the forward-looking statements in this prospectus should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or projected future results of our operations, including statements about potential acquisition or merger targets, strategies or plans; business strategies; prospects; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results; and any other statements that are not historical facts.

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

ii

Part I

Item 1. BUSINESS

Overview

KB Global Holdings Limited (“KB Global”), through a wholly-owned Hong Kong subsidiary, owns all of the equity in a wholly foreign-owned enterprise organized in the People’s Republic of China (“PRC”) under the name Suzhou Keju Enterprise Management Consulting Limited (the “WFOE”). The WFOE is party to an agreement (the “VIE Agreements”) that gives the WFOE substantial control over the operations of a PRC limited company named Beijing Kezhao Technology Co., Ltd. (“BJKZ”), in exchange for which the WFOE is entitled to receive a fee determined by the WFOE, which will represent substantially all of the net income of BJKZ. As a result of the VIE Agreement, KB Global is required by U.S. generally accepted accounting principles to consolidate in the financial statements included in this Report BJKZ’s accounts and financial results.

KB Global Holdings Limited is an emerging high-tech enterprise focused on enterprise-grade digital transformation solutions. Since completing its first commercial software delivery in 2024, the Company has shifted from development phase to active market engagement.

BJKZ was organized in the PRC in August 2018 to provide information technology development and consulting services. Since that time BJKZ has developed a proprietary Enterprise Digital Management System Integration platform, which integrates five core modules: Enterprise Collaboration, Project Management, CRM, ERP, and Financial Data Analysis. This product is designed to serve industrial clients seeking to unify and modernize their operational infrastructure.

The successful delivery of a customized version of this platform to a related party in 2024 validated the Company’s technical capabilities and go-to-market model. Management is now pursuing third-party contracts, leveraging referenceable work and a low-cost development structure in China.

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

Business Strategies

In September 2023 BJKZ entered into its first development agreement, in which it contracted that within one year it would provide its customer, Beijing Kabeilongteng Investment Center, with a made-to-order Enterprise Digital Management System Integration configured to function on Beijing Kabeilongteng’s server. The contract provided that, as the software was made to the order of Beijing Kabeilongteng, that entity would own and register the copyright on the resulting product. The contract price was RMB 1,304,582 (U.S. $180,715), payable 80% in advance, 10% on completion and 10% one year after acceptance of the software. KB Global recorded U.S. $179,613 in revenue from the contract during the first quarter of 2024. The Company has not completed any subsequent sales but is focused on further developing its software products.

BJKZ’s plan is focused on expanding the market for its Enterprise Digital Management System Integration. In parallel, BJKZ intends to commit resources to development of a capacity for high-end material manufacturing that we envision as seamlessly integrated with our software development endeavors. By leveraging advanced materials and cutting-edge technologies, we hope to not only drive innovation within the manufacturing industry but also enhance our software solutions with state-of-the-art components and capabilities.

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

We aspire to become one of the most trusted high-tech driven brands among China’s population. To achieve this goal, in addition to relying on our existing strengths, we intend to pursue the following strategies:

●	Expand customer acquisition beyond related parties – The Company is actively marketing its platform to small and mid-sized industrial enterprises in China.

●	Build recurring revenue stream – BJKZ intends to explore subscription-based delivery models to generate predictable, recurring income, subject to obtaining sufficient resources.

●	Leverage successful delivery as reference – The completed contract with Beijing Cabelongteng serves as a technical and operational reference for prospective third-party customers.

●	Control costs while scaling – The Company continues to benefit from low-cost office arrangements, deferred executive compensation, and a lean team, allowing it to preserve capital for targeted development and sales efforts.

●	Explore strategic partnerships – BJKZ intends to engage with regional technology integrators with a view to co-marketing its solutions.

Our Competitive Strengths

We believe that the following competitive strengths will contribute to our success and ongoing growth:

●	Proven ability to deliver a complex, multi-module enterprise system on a fixed-price contract.

●	Low-cost development center in Beijing with experienced technical leadership.

●	Agile, focused team allowing rapid iteration and customization.

●	Foundational VIE structure already established, reducing regulatory friction for revenue generation

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

IT Infrastructure

We intend to use OA, CRM, and Wealth Cloud as the IT infrastructure to sell our products. IT infrastructure is an important component of our business operations, which supports our client relationship management and product research and development. We plan to continue to invest in our IT infrastructure by adding new features and functionalities and by improving existing software and IT modules. We expect that our improved IT infrastructure and more advanced platform will enable us to scale up our business and maintain consistent service quality as we further expand our coverage network and client base. Since 2023, BJKZ has expanded its existing operational experience in software development, leading to the creation of an Enterprise Digital Management System Integration aimed at revolutionizing how businesses manage their operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide a comprehensive statement of risk factors. However, the following concise summary is provided for investor transparency:

The Company is an early-stage enterprise software company with limited revenue history. Future performance depends on successfully acquiring third-party customers, developing recurring revenue models, and maintaining insider financial support. No material legal, regulatory, or operational events have impaired the Company’s ability to execute its business plan.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable. We do not engage in mining operations or related activities and, therefore, are not subject to mine safety regulations under the Federal Mine Safety and Health Act of 1977 and its subsequent regulations.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Ordinary Shares are currently not quoted. There is currently no trading market for our Ordinary Shares and there is no assurance that a regular trading market will ever develop.

Holders

As of June 2, 2026, there were approximately 51 holders of record of our Ordinary Shares.

Dividends

To date, we have not paid dividends on our Ordinary Shares and we do not expect to declare or pay dividends on our Ordinary Shares in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10b-18 Transactions

During the year ended December 31, 2025, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company generated its first revenue in 2024 and completed a full software delivery cycle. While 2025 was a transition year with no revenue, management views this period as strategic preparation for scaling customer acquisition. Key foundational steps completed include:

●	Delivery and acceptance of a fully functional enterprise software system.

●	Establishment of internal development and project management processes.

●	Identification of target customer segments and initial outreach.

Results of Operations

Revenue was $0 in 2025 compared to $179,613 in 2024. The 2024 revenue represented the Company’s first completed software delivery, validating its technical and operational capabilities. The absence of revenue in 2025 reflects the lumpy, project-based nature of enterprise software sales, not a loss of capability or market relevance. Management is actively bidding on multiple opportunities expected to close in 2026.

Operating Expenses

Operating expenses decreased 16% year-over-year, from $133,595 to $112,059, demonstrating the Company’s ability to control costs during non-revenue periods. This reduction was achieved through disciplined spending and continued deferral of executive compensation.

Liquidity and Going Concern

While the Company reported a net loss of $112,059 and low cash reserve of $715 as of December 31, 2025, it continues to rely on ongoing financial support from its CEO, Ms. Guo Li, who increased her advances to $198,977 during 2025.

Management believes this support, combined with active sales efforts and tight cost controls, provides a bridge to revenue-generating contracts in 2026. The Company is not dependent on external debt or capital markets for near-term survival, reducing refinancing risk.

Strategic Outlook

Looking forward, BJKZ plans to:

1.	Convert current sales pipeline – Several potential customers have expressed interest in demonstrations of the Enterprise Digital Management System.

2.	Launch a lightweight SaaS version – A simplified, lower-cost version of the platform is under consideration for 2026, targeting smaller enterprises.

3.	Seek non-dilutive development grants – As a technology company operating in a Beijing development zone, BJKZ may qualify for local government subsidies or tax benefits.

Basis of Accounting

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All intercompany transactions and balances have been eliminated.

Results of Operations

The Company has been primarily involved in developing its enterprise software products. The Company did not generate any revenue during the year ended December 31, 2025. During the prior year, the Company completed a single sale of an enterprise software package to an affiliate, which accounted for 100% of the revenue reported for the year ended December 31, 2024.

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2025 and 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The results of operations in any period are not necessarily indicative of our future trends.

	For the Years Ended December 31,		Changes in
	2025	2024	Amount	Percentage
Revenue
Software development service – related party	$-	$179,613	$(179,613)	N/A
Cost of sales	-	(148,879)	148,879	N/A
Gross profit	-	30,734	(30,734)	N/A
Operating expenses	(112,059)	(133,595)	21,536	(16.12)
Loss from operations	(112,059)	(102,861)	(9,198)	8.94
Other income	10	28,640	(28,630)	(99.97)
Loss before income tax	(112,049)	(74,221)	(37,828)	50.97
Income tax expense	-	-	-	N/A
Net loss	$(112,049)	$(74,221)	$(37,828)	50.97

Other comprehensive loss
Foreign currency translation adjustments	1,043	(1,350)	2,393	(177.26)
Comprehensive loss	$(111,006)	$(75,571)	$(35,435)	46.89
Basic and diluted earnings per ordinary share	-	-	-	N/A
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	-	N/A

Financial Position and Performance

Assets: Our total assets increased from $50,317 in 2024 to $69,686 in 2025, an increase of $19,369 or 38.49%. The increase was primarily due to advances of $45,604 made to related parties (Shenzhen Jiecheng and Sichuan Chuanghe), partially offset by a decrease in cash and cash equivalents from $3,253 to $715 and the impairment in full of the $17,872 account receivable from Beijing Cabelongteng during the year.

	For the Years Ended December 31,		Changes in
	2025	2024	Amount	Percentage
ASSETS
Non-current assets
Computer equipment	$22,227	$28,096	$(5,869)	(20.89)
Total non-current assets	22,227	28,096	(5,869)	(20.89)

Current assets
Account receivables	-	17,872	(17,872)	N/A
Other receivables	1,140	1,096	44	4.01
Amounts due from a related party	45,604	-	45,604	N/A
Cash and cash equivalents	715	3,253	(2,538)	(78.02)
Total current assets	47,459	22,221	25,238	113.58
Total assets	$69,686	$50,317	$19,369	38.49

PROPERTY AND EQUIPMENT: In 2023, the Company invested $36,114 in computer devices to support our software development capabilities as property and equipment. After recording depreciation of that equipment during 2025, the book value at December 31, 2025 was $22,227.

	For the Years Ended December 31,		Changes in
	2025	2024	Amount	Percentage
ASSETS
Non-current assets
Computer equipment	$22,227	$28,096	$(5,869)	(20.89)
Total non-current assets	$22,227	$28,096	$(5,869)	(20.89)

Cash Position: Our cash and cash equivalents was reduced significantly to $715 during 2025, underpinning our need to secure external investment to support ongoing business operations.

	For the Years Ended December 31,		Changes in
	2025	2024	Amount	Percentage
Cash and cash equivalents	$715	$3,253	$(2,538)	(78.02)

Liabilities and Shareholders’ Equity

Liabilities: Our total liabilities increased from $320,971 in 2024 to $451,346 in 2025, an increase of $130,375 or 40.62%. The increase was primarily due to a significant increase in the amount due to a related party (Ms. Guo Li) from $23,661 to $198,977, partially offset by a decrease in accruals and other current payables from $294,934 to $249,898.

	For the Years Ended December 31,		Changes in
	2025	2024	Amount	Percentage
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$249,898	$294,934	$(45,036)	(15.27)
Tax payable	2,471	2,376	95	4.00
Amount due to a related party	198,977	23,661	175,316	740.95
Total current liabilities	451,346	320,971	130,375	40.62
Total liabilities	$451,346	$320,971	$130,375	40.62

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2025 and 2024, respectively.	1,301	1,301	-	0.00
Additional paid-in capital	96,999	96,999	-	0.00
Accumulated deficit	(478,465)	(366,416)	(112,049)	30.58
Accumulated other comprehensive loss	(1,495)	(2,538)	1,043	(41.10)
Total shareholders’ deficit	(381,660)	(270,654)	(111,006)	41.01
Total liabilities and shareholders’ equity	$69,686	$50,317	$19,369	38.49

Shareholders’ Equity: In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share. The issuance of 97,000 IPO shares raised $97,000, enhancing our financial flexibility to fuel future growth.

Revenue and Operations

The Company did not generate any revenue during the year ended December 31, 2025. Revenue for the year ended December 31, 2024 was derived entirely from the sale of an enterprise software system to a related party, Beijing Cabelongteng Investment Center (Limited Partnership), in the amount of $179,613, against which cost of sales of $148,879 was charged. The sale represented the delivery of an “Enterprise Digital Management System Integration” developed by the Company for that customer.

Net Loss and Cost Management

Our net loss increased by $37,828, from $74,221 in 2024 to $112,049 in 2025. The increase in net loss was attributable primarily to (i) the absence of any revenue and gross profit during 2025, compared with gross profit of $30,734 generated in 2024 from the sale of the enterprise software system; and (ii) the recognition of an impairment loss of $18,149 in respect of the accounts receivable from Beijing Cabelongteng Investment Center (Limited Partnership), which became no longer recoverable during 2025. These adverse movements were partially offset by a $26,536 reduction in operating expenses, principally a reduction in professional fees and staff costs.

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

Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $715, a working capital deficit of $403,887, an accumulated deficit of $478,465, and a shareholders’ deficit of $381,660. The Company generated no revenue during the year ended December 31, 2025 and incurred a net loss of $112,049. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management has evaluated these conditions and concluded that its plans alleviate the substantial doubt. These plans include: (i) continued financial support from Ms. Guo Li, the Company’s director and CEO, who has confirmed her intention to provide such support for at least twelve months from the date the financial statements are issued; (ii) active pursuit of additional software development engagements; and (iii) continued deferral of executive compensation and tight control over operating expenses. Reference is made to Note 2 to the consolidated financial statements for further details.

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

During preparation of our financial statements for the year ended December 31, 2025, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

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

Under the supervision and participation of our senior management, led by Li Guo, Chief Executive Officer, and Ziyong Hu, Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, and considering the material weaknesses identified in our internal controls over financial reporting, Li Guo and Ziyong Hu concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2025, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information relating to our directors and executive officers upon the closing of this offering:

Directors and Executive Officer	Age	Position/Title
Li Guo	47	Chief Executive Officer and Director
Ziyong Hu	40	Chief Financial Officer
Feng Jiang	37	Controller
Nie Yu	35	Chief Operational Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2025 and 2024, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Guo	2025	$-	$-	-	-	-	-	-	$-

Ziyong Hu	2025	$25,118	$4,857	-	-	-	-	-	$29,975

Feng Jiang	2025	$-	$-	-	-	-	-	-	$-

Nie Yu	2025	$20,847	$-	-	-	-	-	-	$20,847

Li Guo	2024	$-	$-	-	-	-	-	-	$-

Ziyong Hu	2024	$14,717	$16,687	-	-	-	-	-	$31,404

Feng Jiang	2024	$-	$-	-	-	-	-	-	$-

Nie Yu	2024	$14,837	$13,905	-	-	-	-	-	$28,742

Summary of Director Compensation

Our director is not compensated for her role, and there are no arrangements for future compensation for services provided as a director.

Agreement on Salary Deferral

Ms. Li Guo (CEO) has agreed not to take a salary from the Company until the Company achieves positive income. During the year ended December 31, 2025, no compensation was paid or accrued in respect of Ms. Guo. Other named executive officers received cash compensation during the year as set out in the Summary Compensation Table above; in addition, the Company continues to carry an accrued executive compensation balance of $214,533 as of December 31, 2025 (December 31, 2024: $244,565), representing previously accrued amounts that remain unpaid pending the Company achieving sufficient cash flows. Reference is made to Note 8 to the consolidated financial statements for further details.

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

Name of Beneficial Owner	Ordinary shares	%
Directors and executive officers:
Kehui International Holdings Limited(2)	1,100,000	0.85
Fine Orchild Limited	69,900,000	53.73
Oriental Keyang Limited(3)	59,000,000	45.35

(1)	For each person and entity included in this column, the percentage of voting rights is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by 130,097,000 shares being the total number of ordinary shares outstanding on the date of this Report.
(2)	The control person is Li Guo.
(3)	The control person is Yaguang Yu.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by KD & Co. for professional services rendered for the audit of the Company’s annual consolidated financial statements and for the reviews of the Company’s interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q are set out below. There were no other fees billed by KD & Co. for audit-related services, tax services, or any other services during the periods presented.

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees(1):	$50,000	$35,000
Total fees	$50,000	$35,000

(1)	“Audit fees” consist of fees billed by the principal accountant for the audit of the Company’s annual consolidated financial statements and for the reviews of the Company’s interim consolidated financial statements included in its Quarterly Reports on Form 10-Q. No other fees were billed by the principal accountant during the periods presented.

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

ITEM 16. FORM 10-K SUMMARY

Form 10-K Summary

Business Overview: KB Global Holdings Limited is a holding company for a Chinese subsidiary for which Beijing Kezhao Technology Co., Ltd. (“BJKZ”) is a variable interest entity. BJKZ specializes in high-tech software development and high-end material manufacturing. The company focuses on creating innovative digital management systems and leveraging advanced materials to enhance its technological solutions.

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

KB Global Holdings Limited

Date: June 3, 2026	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer, Director
(principal executive officer)

Date: June 3, 2026	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KB Global Holdings Limited

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

Part IV

KB GLOBAL HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director and Stockholders of

KB Global Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KB Global Holdings Limited and its subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, change in stockholder’s equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KD & Co.

We have served as the Company’s auditor since 2025

Hong Kong, China

June 3, 2026

PCAOB ID: 7137

KB GLOBAL HOLDINGS LIMITED

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Non-current assets
Computer equipment	$22,227	$28,096
Total non-current assets	22,227	28,096

Current assets
Account receivables	-	17,872
Other receivables	1,140	1,096
Amounts due from a related party	45,604	-
Cash and cash equivalents	715	3,253
Total current assets	47,459	22,221
Total assets	$69,686	$50,317

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$249,898	$294,934
Tax payable	2,471	2,376
Amount due to a related party	198,977	23,661
Total current liabilities	451,346	320,971
Total liabilities	451,346	320,971

Shareholders’ equity
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 and 130,097,000 were shares issued and outstanding at December 31, 2025 and 2024, respectively.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(478,465)	(366,416)
Accumulated other comprehensive loss	(1,495)	(2,538)
Total shareholders’ deficit	(381,660)	(270,654)
Total liabilities and shareholders’ equity	$69,686	$50,317

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2025	2024
Revenue
Software development service – related party	$-	$179,613
Cost of sales	-	(148,879)
Gross profit	-	30,734
Operating expenses	(112,059)	(133,595)
Loss from operations	(112,059)	(102,861)
Other income	10	28,640
Loss before income tax	(112,049)	(74,221)
Income tax expense	-	-
Net loss	$(112,049)	$(74,221)

Other comprehensive (loss) income
Foreign currency translation adjustments	1,043	(1,350)
Comprehensive loss	(111,006)	(75,571)
Basic and diluted earnings per ordinary share	(0.00)	(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Shareholders’ Equity

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive income	Shareholders’
	Number	Amount	capital	deficit	(loss)	equity
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(112,049)	-	(112,049)
Foreign currency translation adjustment	-	-	-	-	1,043	1,043
Balance as of December 31, 2025	130,097,000	$1,301	$96,999	$(478,465)	$(1,495)	$(381,660)

Balance as of January 1, 2024	130,097,000	$1,301	$96,999	$(292,195)	$(1,188)	$(195,083)
Net loss	-	-	-	(74,221)	-	(74,221)
Foreign currency translation adjustment	-	-	-	-	(1,350)	(1,350)
Balance as of December 31, 2024	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Cash flows from operations:
Net loss	$(112,049)	$(74,221)
Impairment of account receivables	18,149	-
Depreciation	6,833	6,830
Interest income	(1)	(26,554)
Changes in operating assets and liabilities:
Account receivables	-	(18,141)
Subscription receivables	-	1,100
Other receivables	-	(556)
Accruals	(48,752)	142,469
Other payables	-	(7,453)
Advance from customer	-	(145,127)
Net cash used in operations	(135,820)	(121,653)

Cash flows from investing activities:
Interest received	1	26,554
Loan to a related party	-	(122,898)
Advances to related parties	(44,517)	-
Advances from a related party	-	462,196
Net Cash (used in)/provided by investing activities	(44,516)	365,852

Cash flows from financing activities:
Advances from related parties	178,606	184,296
Repayment to related parties	(887)	(453,906)
Net cash provided by/(used in) financing activities	177,719	(269,610)

Effect of exchange rate change on cash and cash equivalents	79	(216)

Net decrease in cash and cash equivalents	(2,538)	(25,627)
Cash and cash equivalents, beginning of year	3,253	28,880
Cash and cash equivalents, end of year	$715	$3,253

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIE, such as BJKZ, should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE and that the Company is the primary beneficiary, and accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Non-current assets	$22,227	$28,096
Current assets	$57,666	$32,033
Total assets	$79,893	$60,129

Current liabilities	$164,265	$80,491
Total liabilities	$164,265	$80,491

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company incurred a net loss of $112,049 during the year ended December 31, 2025, generated no revenue during 2025, and as of that date had a working capital deficiency of $403,887 (current liabilities of $451,346 less current assets of $47,459), an accumulated deficit of $478,465, a shareholders’ deficit of $381,660, and cash and cash equivalents of $715. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Management has evaluated these conditions and concluded that its plans, as described below, alleviate the substantial doubt:

(i) Director Ms. Guo Li has continued to provide financial support to the Company. During the year ended December 31, 2025, the amount due to Ms. Guo Li increased from $23,661 to $198,977. Ms. Guo Li has confirmed her intention to continue providing financial support to the Company, and to not call for repayment of the amounts due to her, for a period of at least twelve months from the date these consolidated financial statements are issued, to the extent necessary to enable the Company to meet its obligations as they fall due;

(ii) management is actively pursuing additional software development engagements that are expected to generate operating cash flows in the next twelve months; and

(iii) the Company will continue to control its operating expenses and to defer non-essential expenditure, including the deferral of executive compensation, until cash flows from operations become positive.

Based on these plans, management believes that the Company will have sufficient resources to meet its obligations as they fall due for at least twelve months from the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The Company adopted ASC 326, Financial Instruments — Credit Losses, and applies the current expected credit loss (“CECL”) model to its accounts receivable. The Company estimates expected credit losses based on a combination of historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions, including the financial condition and creditworthiness of the counterparty. Accounts receivable are written off when the Company concludes that all reasonable collection efforts have been exhausted and the receivable is no longer considered recoverable.

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

The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. For additional information, refer to Note 12: Segment Information.

Note 3 – Revenue

We recorded $0 and $179,613 in revenue, respectively, for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Software development service	$-	$179,613
	-	179,613

Note 4 – Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per share for years indicated:

	Years ended December 31,
	2025	2024
Net loss attributable to the Company, basic and diluted shares	$(112,049)	$(74,221)
Weighted average ordinary shares used in computing basic and dilutive net loss per share	130,097,000	130,097,000
Net loss per common share, basic	(0.00)	(0.00)

There were no dilutive securities for the years ended December 31, 2025 and 2024.

Note 5 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the years ended December 31, 2025 and 2024 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	Years ended December 31,
	2025	2024
U.S. statutory rate	34.0%	34.0%
Foreign income not registered in the U.S.	(34.0)%	(34.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax payable as of December 31, 2025 and 2024 comprises:

Years ended December 31,
	2025	2024
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Current income tax expense	$-	$-

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

	December 31,
	2025	2024
Deferred tax asset from operating losses carry-forwards	$28,012	$18,555
Valuation allowance	(28,012)	(18,555)
Deferred tax asset, net	$-	$-

Note 6 – Computer Equipment

The computer equipment consisted of the following:

	December 31,
	2025	2024
At cost	$36,841	$35,415
Less: accumulated depreciation	(14,614)	(7,319)
Property and Equipment	$22,227	$28,096

No significant residual value is estimated for the computer equipment. Depreciation expense for the years ended December 31, 2025 and 2024 totaled $6,833 and $6,830, respectively.

Note 7 – Impairment of Accounts Receivable

As of December 31, 2024, the Company had an outstanding accounts receivable balance of $17,872 from Beijing Cabelongteng Investment Center (Limited Partnership), a related party (see Note 9). The receivable arose from software development services delivered by the Company during the first quarter of 2024. Despite repeated collection efforts during the year ended December 31, 2025, the counterparty did not make any payment in respect of the outstanding balance, and management has assessed the receivable as no longer recoverable due to the continued non-payment.

Accordingly, an impairment loss of $18,149, representing the full carrying amount of the receivable translated at the average exchange rate for the year, was recognised in the consolidated statement of operations for the year ended December 31, 2025, and is presented within “Operating expenses”. The impairment loss is also separately identified in the segment information presented in Note 12. The accounts receivable balance was fully written off as of December 31, 2025.

No impairment loss was recognised on accounts receivable during the year ended December 31, 2024.

Note 8 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	December 31,
	2025	2024
Accrued audit fee	$35,000	$50,000
Executive compensation	214,533	244,565
Other	365	369
	$249,898	$294,934

Note 9 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer holds a 60% ownership interest in Jiecheng
Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer serves as supervisor of Chuanghe

b.	Related Party Transactions

During the year ended December 31, 2025, the Company made advances totalling $19,952 to Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”), and advances totalling $25,652 to Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”). The advances are unsecured, non-interest bearing, repayable on demand, and are intended to support the working capital requirements of the respective related parties. No interest income, expense, or other income statement effect was recognised in respect of these advances during the year. As of December 31, 2025, the full amounts remained outstanding and are presented within “Amounts due from related parties” on the consolidated balance sheet.

No revenue was recognised from any related party for the year ended December 31, 2025 (2024: $179,613 of software development service revenue from Beijing Cabelongteng Investment Center (Limited Partnership)).

During the year ended December 31, 2024, the Company provided software development services to Beijing Cabelongteng Investment Center (Limited Partnership), a related party, and recognised revenue of $179,613.

c.	Related party balances

The Company had the following related party balances at December 31, 2025 and 2024:

	December 31,
	2025	2024
Due from (to) related parties:
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	19,952	-
Sichuan Chuanghe Culture Media Co., Ltd	25,652	-
Guo Li	(198,977)	(23,661)

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

●	In July 2024, the Company leased approximately 8 square meters of office space, commencing July 4, 2024, and expiring July 3, 2025, with monthly lease payments of approximately $93. This lease was renewed on July 3, 2025, for an additional term expiring July 3, 2026, with the same monthly payments.

●	In August 2024, the Company commenced another lease expiring July 31, 2025, with monthly payments of approximately $278. This lease was renewed in July 2025 for an additional term expiring October 31, 2025, with the same monthly payments. This lease was renewed in October 2025 for an additional term expiring February 28, 2026, with the same monthly payments.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $348. This lease was renewed in October 2025 for an additional term expiring October 30, 2026, with the same monthly payments.

The Company recognizes lease expense on a straight-line basis over the lease term. For the years ended December 31, 2025 and 2024, total lease expenses were $8,625 and $4,936, respectively.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of December 31, 2025.

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

The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer (CEO), who evaluates financial performance and allocates resources based on information presented on a consolidated basis. The CODM uses consolidated net income as the primary measure of financial performance and assesses results by comparing actual performance to historical trends and internal forecasts. The categories of significant segment expenses regularly provided to the CODM and included in the measure of segment loss are set out in the table below.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, and 2024:

	For the years ended December 31,
	2025	2024
Revenue	$-	$179,613
Cost of sales	-	(148,879)
Gross profit	-	30,734
Operating expenses:
Depreciation	6,833	6,830
Office expense	8,625	5,069
Professional fee	50,364	56,062
Staff costs	22,111	60,146
Impairment of account receivables	18,149	-
Other operating expenses	5,977	5,488
Total operating expenses	(112,059)	(133,595)
Loss from operations	(112,059)	(102,861)
Other income	10	28,640
Loss before income tax	(112,049)	(74,221)
Income tax expense	-	-
Net loss	$(112,049)	$(74,221)

Note 13 – Subsequent Event

There were no subsequent events or transactions that would require recognition or disclosure in financial statements for the year ended December 31, 2025.