Form 10-Q
period 2026-03-31
KB Global Holdings Ltd
filed 2026-07-02
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

KB Global Holdings Limited

(Exact name of Registrant as specified in its charter)

Commission File Number: 0-56592

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

Securities registered pursuant to Section 12(g) of the Act: Ordinary Shares, $0.00001 par value

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

As of July 2, 2026, there were 130,097,000 shares of the registrant’s ordinary shares outstanding.

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-current assets
Computer equipment	$20,786	$22,227
Total non-current assets	20,786	22,227

Current assets
Other receivables	868	1,140
Amounts due from related parties	21,843	45,604
Cash and cash equivalents	184	715
Total current assets	22,895	47,459
Total assets	$43,681	$69,686

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$241,406	$249,898
Tax payable	2,509	2,471
Amount due to a related party	218,615	198,977
Total current liabilities	462,530	451,346
Total liabilities	$462,530	$451,346

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(515,640)	(478,465)
Accumulated other comprehensive loss	(1,509)	(1,495)
Total shareholders’ deficit	(418,849)	(381,660)
Total liabilities and shareholders’ deficit	$43,681	$69,686

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	(37,175)	(16,538)
Loss from operations	(37,175)	(16,538)
Other income	-	10
Loss before income tax	(37,175)	(16,528)
Income tax expense	-	-
Net loss	$(37,175)	$(16,528)

Other comprehensive (loss)/income
Foreign currency translation adjustments	(14)	316
Comprehensive loss	$(37,189)	$(16,212)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the three months ended March 31, 2026 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2026	130,097,000	$1,301	$96,999	$(478,465)	$(1,495)	$(381,660)
Net loss	-	-	-	(37,175)	-	(37,175)
Foreign currency translation adjustment	-	-	-	-	(14)	(14)
Balance as of March 31, 2026	130,097,000	$1,301	$96,999	$(515,640)	$(1,509)	$(418,849)

For the three months ended March 31, 2025 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	(loss)/income	deficit
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(16,528)	-	(16,528)
Foreign currency translation adjustment	-	-	-	-	316	316
Balance as of March 31, 2025	130,097,000	$1,301	$96,999	$(382,944)	$(2,222)	$(286,866)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operations:
Net loss	$(37,175)	$(16,528)
Depreciation	1,773	1,688
Interest income	-	(1)
Changes in operating assets and liabilities:
Other receivables	289	825
Accruals	(9,727)	(52,247)
Other payables	-	275
Net cash used in operations	(44,840)	(65,988)

Cash flows from investing activities:
Interest received	-	1
Repayments received from related parties	24,398	-
Net cash provided by investing activities	24,398	1

Cash flows from financing activities:
Advances from related parties	24,718	65,496
Repayment to related parties	(4,815)	-
Net cash provided by financing activities	19,903	65,496

Effect of exchange rate change on cash and cash equivalents	8	16
Net decrease in cash and cash equivalents	(531)	(475)
Cash and cash equivalents, beginning of period	715	3,253
Cash and cash equivalents, end of period	$184	$2,778

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE THREE MONTHS ENDED MARCH 31, 2026

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIE, such as BJKZ, should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE, that the Company is the primary beneficiary and, accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following assets and liabilities of the VIE are included in the accompanying consolidated financial statements of the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)
Non-current assets	$20,786	$22,227
Current assets	$33,256	$57,666
Total assets	$54,042	$79,893

Current liabilities	$164,423	$164,265
Total liabilities	$164,423	$164,265

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company incurred a net loss of $37,175 during the three months ended March 31, 2026, generated no revenue during 2026, and as of that date had a working capital deficiency of $439,635 (current liabilities of $462,530 less current assets of $22,895), an accumulated deficit of $515,640, a shareholders’ deficit of $418,849, and cash and cash equivalents of $184. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Management has evaluated these conditions and concluded that its plans, as described below, alleviate the substantial doubt:

(i)	Director Ms. Guo Li has continued to provide financial support to the Company. During the three months ended March 31, 2026, the amount due to Ms. Guo Li increased from $198,977 to $218,615. Ms. Guo Li has confirmed her intention to continue providing financial support to the Company, and to not call for repayment of the amounts due to her, for a period of at least twelve months from the date these consolidated financial statements are issued, to the extent necessary to enable the Company to meet its obligations as they fall due;

(ii)	management is actively pursuing additional software development engagements that are expected to generate operating cash flows in the next twelve months; and

(iii)	the Company will continue to control its operating expenses and to defer non-essential expenditures, including the deferral of executive compensation, until cash flows from operations become positive.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606 — Revenue from Contracts with Customers. Revenue is recognized when control of the promised service is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to allocate resources and assess segment performance for all public entities. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2025, on a retrospective basis. For additional information, refer to Note 10: Segment Reporting.

Note 3 – Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	For the three months ended March 31,
	2026	2025
Net loss attributable to the Company, basic and diluted shares	$(37,175)	$(16,528)
Weighted average ordinary shares used in computing basic and diluted net loss per share	130,097,000	130,097,000
Net loss per ordinary share, basic and diluted	$(0.00)	$0.00

There were no dilutive securities for the three months ended March 31, 2026 and 2025.

Note 4 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the three months ended March 31, 2026 and 2025 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	For the three months ended March 31,
	2026	2025
U.S. statutory rate	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0)%	(21.0)%
PRC statutory rate	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%
Effective tax rate	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax expense for the three months ended March 31, 2026 and 2025 comprises:

For the three months ended March 31,
	2026	2025
Current income tax expense	-	-
Deferred tax expense (benefit)	-	-
Income tax expense	-	-

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

	March 31, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$9,294	$28,012
Valuation allowance	(9,294)	(28,012)
Deferred tax asset, net	$-	$-

Note 5 – Computer Equipment

The property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
At cost	$37,395	$36,841
Less: accumulated depreciation	(16,609)	(14,614)
Property and Equipment	$20,786	$22,227

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $1,773 and $1,688, respectively.

Note 6 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accrued audit fee	$22,500	$35,000
Executive compensation	211,056	214,533
Professional fee	7,485	-
Other	365	365
	$241,406	$249,898

Note 7 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is common director
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer holds a 60% ownership interest in Jiecheng
Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”)	Mr. Hu Ziyong, the Company’s Chief Financial Officer serves as supervisor of Chuanghe

b.	Related Party Transactions

During the year ended December 31, 2025, the Company made advances totalling $20,252 to Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”), and advances totalling $26,038 to Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”). The advances are unsecured, non-interest bearing, repayable on demand, and are intended to support the working capital requirements of the respective related parties. No interest income, expense, or other income statement effect was recognised in respect of these advances during the year. As of March 31, 2026, repayments totalling $24,447 had been received, and the remaining balances are presented within “Amounts due from related parties” on the consolidated balance sheet.

c.	Related party balances

The Company had the following related party balances at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Unaudited)
Due from/(to) related parties:
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	5,208	19,952
Sichuan Chuanghe Culture Media Co., Ltd	16,635	25,652
Guo Li	(218,615)	(198,977)

The amounts due to related parties are without interest and due on demand.

Note 8 – Commitments and Contingencies

During 2024 and 2025, the Company entered into several short-term operating lease agreements for office space in China. These leases are each for a term of one year or less and are therefore not recognized on the balance sheet in accordance with the short-term lease exemption under ASC 842.

●	In July 2024, the Company leased approximately 8 square meters of office space, commencing July 4, 2024, and expiring July 3, 2025, with monthly lease payments of approximately $96. This lease was renewed on July 3, 2025, for an additional term expiring July 3, 2026, with the same monthly payments.

●	In August 2024, the Company commenced another lease expiring July 31, 2025, with monthly payments of approximately $289. This lease was renewed in July 2025 for an additional term expiring October 31, 2025, with the same monthly payments. This lease was renewed in October 2025 for an additional term expiring February 28, 2026, with the same monthly payments. This lease was renewed in March 2026 for an additional term expiring June 30, 2026, with the same monthly payments.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $361. This lease was renewed in October 2025 for an additional term expiring October 30, 2026, with the same monthly payments.

The Company recognizes lease expense on a straight-line basis over the lease term. For the three months ended March 31, 2026 and 2025, total lease expenses were $2,238 and $2,131, respectively.

Legal proceedings

There has been no legal proceeding in which the Company is a party as of March 31, 2026.

Note 9 – Ordinary Shares

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Depreciation	1,773	1,688
Office expense	2,238	2,131
Professional fee	12,485	5,000
Staff costs	19,894	7,717
Other operating expenses	785	2
Total operating expenses	(37,175)	(16,538)
Loss from operations	(37,175)	(16,538)
Other income	-	10
Loss before income tax	(37,175)	(16,528)
Income tax expense	-	-
Net loss	$(37,175)	$(16,528)

Note 11 – Subsequent Event

There were no events or transactions that would require recognition or disclosure in financial statements for the three months ended March 31, 2026.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three Months Ended March 31, 2026 and 2025. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report. The results of operations in any period are not necessarily indicative of our future trends.

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	(37,175)	(16,538)
Loss from operations	(37,175)	(16,538)
Other income	-	10
Loss before income tax	(37,175)	(16,528)
Income tax expense	-	-
Net loss	$(37,175)	$(16,528)

Other comprehensive (loss)/income
Foreign currency translation adjustments	(14)	(316)
Comprehensive loss	$(37,189)	$(16,212)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary share outstanding	130,097,000	130,097,000

Revenue

For the three months ended March 31, 2026, the Company’s revenue was $0.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Due to the above reasons, we realized a net loss of $37,175 during the three months ended March 31, 2026. In the first quarter of 2025, we realized a net loss of $16,528.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At March 31, 2026, we had only $22,895 in current assets and had current liabilities including accrued payables totaling $462,530 including a $218,615 debt to a related party. The debt of $218,615 is owed to our CEO; we do not expect her to require payment in the near term.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2026, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2026 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended March 31, 2026 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2026 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2026.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 2, 2026	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)