Form 10-Q
period 2026-06-30
KB Global Holdings Ltd
filed 2026-08-07
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 130,097,000 shares of the registrant’s ordinary shares outstanding.

KB GLOBAL HOLDINGS LIMITED

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-current assets
Computer equipment	$19,336	$22,227
Total non-current assets	19,336	22,227

Current assets
Other receivables	588	1,140
Amounts due from related parties	8,092	45,604
Cash and cash equivalents	692	715
Total current assets	9,372	47,459
Total assets	$28,708	$69,686

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$218,480	$249,898
Tax payable	2,552	2,471
Amount due to a related party	247,772	198,977
Total current liabilities	468,804	451,346
Total liabilities	$468,804	$451,346

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 130,097,000 shares issued and outstanding at June 30, 2026 and December 31, 2025.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(536,558)	(478,465)
Accumulated other comprehensive loss	(1,838)	(1,495)
Total shareholders’ deficit	(440,096)	(381,660)
Total liabilities and shareholders’ deficit	$28,708	$69,686

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	(20,918)	(11,562)	(58,093)	(28,100)
Loss from operations	(20,918)	(11,562)	(58,093)	(28,100)
Other income	-	-	-	10
Loss before income tax	(20,918)	(11,562)	(58,093)	(28,090)
Income tax expense	-	-	-	-
Net loss	$(20,918)	$(11,562)	$(58,093)	$(28,090)

Other comprehensive income/(loss)
Foreign currency translation adjustments	(329)	656	(343)	972
Comprehensive loss	$(21,247)	$(10,906)	$(58,436)	$(27,118)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the three and six months ended June 30, 2026 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2026	130,097,000	$1,301	$96,999	$(478,465)	$(1,495)	$(381,660)
Net loss	-	-	-	(37,175)	-	(37,175)
Foreign currency translation adjustment	-	-	-	-	(14)	(14)
Balance as of March 31, 2026	130,097,000	$1,301	$96,999	$(515,640)	$(1,509)	$(418,849)
Net loss	-	-	-	(20,918)	-	(20,918)
Foreign currency translation adjustment	-	-	-	-	(329)	(329)
Balance as of June 30, 2026	130,097,000	$1,301	$96,999	$(536,558)	$(1,838)	$(440,096)

For the three and six months ended June 30, 2025 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(16,528)	-	(16,528)
Foreign currency translation adjustment	-	-	-	-	316	316
Balance as of March 31, 2025	130,097,000	$1,301	$96,999	$(382,944)	$(2,222)	$(286,866)
Net loss	-	-	-	(11,562)	-	(11,562)
Foreign currency translation adjustment	-	-	-	-	656	656
Balance as of June 30, 2025	130,097,000	$1,301	$96,999	$(394,506)	$(1,566)	$(297,772)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operations:
Net loss	$(58,093)	$(28,090)
Depreciation	3,577	3,386
Interest income	-	(1)
Changes in operating assets and liabilities:
Other receivables	583	552
Accruals	(34,062)	(65,937)
Net cash used in operations	(87,995)	(90,090)

Cash flows from investing activities:
Interest received	-	1
Repayments received from related parties	38,593	-
Net cash provided by/(used in) investing activities	38,593	1

Cash flows from financing activities:
Advances from related parties	54,767	131,261
Repayment to related parties	(5,410)	(44,123)
Net cash provided by financing activities	49,357	87,138

Effect of exchange rate change on cash and cash equivalents	22	25
Net decrease in cash and cash equivalents	(23)	(2,926)
Cash and cash equivalents, beginning of period	715	3,253
Cash and cash equivalents, end of period	$692	$327

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The following table sets out the assets and liabilities of the VIE, before elimination of intercompany balances, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)
Non-current assets	$19,336	$22,227
Current assets	$19,911	$57,666
Total assets	$39,247	$79,893

Current liabilities	$167,387	$164,265
Total liabilities	$167,387	$164,265

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company incurred a net loss of $58,093 during the six months ended June 30, 2026, generated no revenue during 2026, and as of that date had a working capital deficiency of $459,432 (current liabilities of $468,804 less current assets of $9,372), an accumulated deficit of $536,558, a shareholders’ deficit of $440,096, and cash and cash equivalents of $692. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Management has evaluated these conditions and concluded that its plans, as described below, alleviate the substantial doubt:

(i)	Director Ms. Guo Li has continued to provide financial support to the Company. During the six months ended June 30, 2026, the amount due to Ms. Guo Li increased from $198,977 to $247,772. Ms. Guo Li has confirmed her intention to continue providing financial support to the Company, and to not call for repayment of the amounts due to her, for a period of at least twelve months from the date these consolidated financial statements are issued, to the extent necessary to enable the Company to meet its obligations as they fall due.

(ii)	management is actively pursuing additional software development engagements that are expected to generate operating cash flows in the next twelve months; and

(iii)	the Company will continue to control its operating expenses and to defer non-essential expenditures, including the deferral of executive compensation, until cash flows from operations become positive.

Based on these plans, management believes that the Company will have sufficient resources to meet its obligations as they fall due for at least twelve months from the date these unaudited condensed consolidated financial statements are issued, and has concluded that the substantial doubt has been alleviated.

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

The carrying amounts of financial assets and liabilities, such as balance with related parties, approximate their fair values because of the short maturity of these instruments, or the rate of interest of these instruments approximate the market rate of interest.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), requires disaggregated information in the effective tax rate reconciliation and additional disclosures of income taxes paid. As an emerging growth company that has elected to use the extended transition period for complying with new or revised accounting standards, the Company will adopt ASU 2023-09 for its annual period beginning January 1, 2026, and the new disclosures will first be presented in the annual report for the year ending December 31, 2026. ASU 2023-09 affects disclosures only and will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), removes references to the FASB Concepts Statements from the Accounting Standards Codification and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires disaggregated disclosure of certain income statement expense captions, including employee compensation and depreciation. As clarified by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 affects disclosures only and is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets, became effective for the Company on January 1, 2026 and is applied prospectively. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss attributable to the Company, basic and diluted shares	$(20,918)	$(11,562)	$(58,093)	$(28,090)
Weighted average ordinary shares used in computing basic and diluted net loss per share	130,097,000	130,097,000	130,097,000	130,097,000
Net loss per ordinary share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

There were no dilutive securities for the six months ended June 30, 2026 and 2025.

Note 4 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The Company’s effective income tax rates were 0% for the six months ended June 30, 2026 and 2025 because of accumulated tax losses brought forward. The applicable rates of income taxes are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Foreign income not registered in the U.S.	(21.0)%	(21.0)%	(21.0)%	(21.0)%
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%	(25.0)%	(25.0)%
Effective tax rate	0%	0%	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax expense for the six months ended June 30, 2026 and 2025 comprises:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Current income tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Income tax expense	$-	$-

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

	June 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$14,523	$28,012
Valuation allowance	(14,523)	(28,012)
Deferred tax asset, net	$-	$-

Note 5 – Computer Equipment

The computer equipment consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
At cost	$38,038	$36,841
Less: accumulated depreciation	(18,512)	(14,614)
Property and Equipment	$19,336	$22,227

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended June 30, 2026 and 2025 totaled $1,804 and $1,698, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 totaled $3,577 and $3,386, respectively.

Note 6 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accrued audit fee	$5,000	$35,000
Executive compensation	213,115	214,533
Other	365	365
	$218,480	$249,898

Note 7 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is Chief Executive Officer
Guo Li	Ms. Guo Li is the Chief Executive Officer of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	Mr. Hu Ziyong, the chief financial officer of the Company, is the Shareholder of Shenzhen Jiecheng.
Sichuan Chuanghe Culture Media Co., Ltd	Mr. Hu Ziyong, the chief financial officer of the Company, is the supervisor of Sichuan Chuanghe.

b.	Related Party Transactions

During the year ended December 31, 2025, the Company made advances totalling $20,599 to Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd ("Jiecheng") and $26,485 to Sichuan Chuanghe Culture Media Co., Ltd ("Chuanghe"). The advances are unsecured, non-interest bearing and repayable on demand, and were made to support the working capital requirements of the respective related parties. During the six months ended June 30, 2026, the Company received repayments of $38,593 from these related parties (six months ended June 30, 2025: $nil) . No interest income, expense, or other income statement effect was recognized in respect of these advances during the periods presented. The remaining balances are presented within "Amounts due from related parties" on the unaudited condensed consolidated balance sheets.

c.	Related party balances

The Company had the following related party balances at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Unaudited)
Due from related parties:
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	-	19,952
Sichuan Chuanghe Culture Media Co., Ltd	8,092	25,652
Due to related parties:
Guo Li	(247,772)	(198,977)

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

●	In July 2024, the Company leased approximately 8 square meters of office space, commencing July 4, 2024, and expiring July 3, 2025, with monthly lease payments of approximately $97. This lease was renewed on July 3, 2025, for an additional term expiring July 3, 2026, with the same monthly payments. This lease was renewed on July 2, 2026, for an additional term expiring July 3, 2027, with the same monthly payments.

●	In August 2024, the Company commenced another lease expiring July 31, 2025, with monthly payments of approximately $291. This lease was renewed in July 2025 for an additional term expiring October 31, 2025, with the same monthly payments. This lease was renewed in October 2025 for an additional term expiring February 28, 2026, with the same monthly payments. This lease was renewed in March 2026 for an additional term expiring May 31, 2026, with the same monthly payments. This lease was renewed in May 2026 for an additional term expiring August 31, 2026, with the same monthly payments.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $364. This lease was renewed in October 2025 for an additional term expiring October 30, 2026, with the same monthly payments.

The Company recognizes lease expense on a straight-line basis over the lease term. For the six months ended June 30, 2026 and 2025, total lease expenses were $4,515 and $4,274, respectively.

Legal proceedings

There was no legal proceeding in which the Company was a party as of June 30, 2026.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Depreciation	3,577	3,386
Office expense	4,515	4,274
Professional fee	17,864	11,436
Staff costs	31,052	7,922
Other operating expenses	1,085	1,080
Total operating expenses	(58,093)	(28,100)
Loss from operations	(58,093)	(28,100)
Other income	-	10
Loss before income tax	(58,093)	(28,090)
Income tax expense	-	-
Net loss	$(58,093)	$(28,090)

Note 11 – Subsequent Event

In July 2024, the Company leased approximately 8 square meters of office space, this lease was renewed on July 2, 2026, for an additional term expiring July 3, 2027, with monthly lease payments of approximately $97.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three and Six Months Ended June 30, 2026 and 2025. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report. The results of operations in any period are not necessarily indicative of our future trends.Due to an insufficient customer base, unable to support sales conversion, the company had no sales revenue this period. Operating expenses increased from 11,562 to 20,918 for 3 months, and from 28,100 to 58,093 for 6 months, caused by in audit fees, executive salaries, share registration fees, and printing company filing fees.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	(20,918)	(11,562)	(58,093)	(28,100)
Loss from operations	(20,918)	(11,562)	(58,093)	(28,100)
Other income	-	-	-	10
Loss before income tax	(20,918)	(11,562)	(58,093)	(28,090)
Income tax expense	-	-	-	-
Net loss	$(20,918)	$(11,562)	$(58,093)	$(28,090)

Other comprehensive income/(loss)
Foreign currency translation adjustments	(329)	656	(343)	972
Comprehensive loss	$(21,247)	$(10,906)	$(58,436)	$(27,118)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue

For the three months ended June 30, 2026, the Company’s revenue was $0.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Due to the above reasons, we realized a net loss of $58,093 during the six months ended June 30, 2026. In the second quarter of 2026, we realized a net loss of $28,090.

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

PRC

Our subsidiary and the consolidated VIE, established in the PRC, are subject to the PRC statutory income tax rate of 25%, according to the PRC Enterprise Income Tax (“EIT”) law.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At June 30, 2026, we had only $9,372 in current assets and had current liabilities including accrued payables totaling $468,804 including a $247,772 debt to a related party. The debt of $247,772 is owed to our CEO; we do not expect her to require payment in the near term.

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

In connection with the preparation of our financial statements for the six months ended June 30, 2026, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

ITEM 3. INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2026 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2026 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2026.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the second quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 6, 2026	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)