Form 10-K/A
period 2025-12-31
KB Global Holdings Ltd
filed 2026-08-28
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

KB Global Holdings Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, solely to correct and clarify the disclosure contained in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as described above, this Amendment does not amend, modify or update any other information contained in the original Form 10-K. This Amendment does not reflect events occurring after the filing date of the original Form 10-K or modify or update disclosures affected by subsequent events.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of the date of this report for each shareholder known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares and each of our directors and executive officers.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally define beneficial ownership to include shares over which a person exercises sole or shared voting or investment power. Such determination is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named below have the voting and/or investment power described in the applicable footnotes with respect to the shares shown.

Applicable percentage ownership is based on 130,097,000 ordinary shares outstanding as of the date of this filing.

Name of Beneficial Owner	Ordinary Shares	%
Directors and executive officers:
Li Guo(2)	71,000,000	54.6%
5% shareholders:
Fine Orchid Limited(2)	69,900,000	53.73%
Yaguang Yu(3)(4)	91,697,230.05	70.48%

(1)	For each person and entity included in the table, the percentage is calculated by dividing the number of ordinary shares beneficially owned by such person or entity by 130,097,000 shares, the total number of ordinary shares outstanding on the date of this report.
(2)	Includes 69,900,000 shares owned of record by Fine Orchid Limited. All issued shares of Fine Orchid Limited are held by Maples Trustee Services (Cayman) Limited as trustee of The Grail Trust. Li Guo is the Settlor and Protector of The Grail Trust. Under Section 6.3 of the Trust Deed, the Protector has authority to direct the Trustee’s exercise of Shareholder Powers, including voting and other powers attributable to shares held through Fine Orchid Limited. Accordingly, Li Guo may be deemed to beneficially own the 69,900,000 shares held of record by Fine Orchid Limited.
(3)	Yaguang Yu is Li Guo’s mother and is the Investment Advisor of The Grail Trust. She directly holds 21,797,230.05 KB Global ordinary shares of record.
(4)	The Trust Deed gives the Investment Advisor authority to direct the Trustee with respect to Investment Powers. Fine Orchid Limited holds 69,900,000 KB Global ordinary shares of record. Accordingly, Yaguang Yu may be deemed to beneficially own those 69,900,000 shares to the extent her Investment Advisor authority constitutes investment or disposition power with respect to those shares. Aggregating those 69,900,000 shares with the 21,797,230.05 shares held directly by Yaguang Yu results in beneficial ownership of 91,697,230.05 shares, or approximately 70.48% of the 130,097,000 shares outstanding.

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

KB Global Holdings Limited

Date: August 28, 2026	By:	/s/ Li Guo
		Name:	Li Guo
		Title:	Chief Executive Officer, Director
(principal executive officer)

Date: August 28, 2026	By:	/s/ Ziyong Hu
		Name:	Ziyong Hu
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

KB Global Holdings Limited

Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2025

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