Form 10-Q
period 2026-09-30
KB Global Holdings Ltd
filed 2026-11-13
CIK 1897525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 130,097,000 shares of the registrant’s ordinary shares outstanding.

KB GLOBAL HOLDINGS LIMITED

PART I: Financial Information

ITEM 1: Financial Statements

i

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-current assets
Computer equipment	$17,766	$22,227
Total non-current assets	17,766	22,227

Current assets
Other receivables	1,491	1,140
Amounts due from related parties	-	45,604
Cash and cash equivalents	90	715
Total current assets	1,581	47,459
Total assets	$19,347	$69,686

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accruals and other current payables	$213,666	$249,898
Tax payable	2,586	2,471
Amount due to a related party	264,634	198,977
Total current liabilities	480,886	451,346
Total liabilities	$480,886	$451,346

Shareholders’ deficit
Ordinary shares, $0.00001 par value; 5,000,000,000 shares authorized; 130,097,000 shares issued and outstanding at September 30, 2026 and December 31, 2025.	1,301	1,301
Additional paid-in capital	96,999	96,999
Accumulated deficit	(557,447)	(478,465)
Accumulated other comprehensive loss	(2,392)	(1,495)
Total shareholders’ deficit	(461,539)	(381,660)
Total liabilities and shareholders’ deficit	$19,347	$69,686

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	(20,889)	(12,059)	(78,982)	(40,159)
Loss from operations	(20,889)	(12,059)	(78,982)	(40,159)
Other income	-	-	-	10
Loss before income tax	(20,889)	(12,059)	(78,982)	(40,149)
Income tax expense	-	-	-	-
Net loss	$(20,889)	$(12,059)	$(78,982)	$(40,149)

Other comprehensive income/(loss)
Foreign currency translation adjustments	(554)	257	(897)	1,229
Comprehensive loss	$(21,443)	$(11,802)	$(79,879)	$(38,920)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the three and nine months ended September 30, 2026 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2026	130,097,000	$1,301	$96,999	$(478,465)	$(1,495)	$(381,660)
Net loss	-	-	-	(37,175)	-	(37,175)
Foreign currency translation adjustment	-	-	-	-	(14)	(14)
Balance as of March 31, 2026	130,097,000	$1,301	$96,999	$(515,640)	$(1,509)	$(418,849)
Net loss	-	-	-	(20,918)	-	(20,918)
Foreign currency translation adjustment	-	-	-	-	(329)	(329)
Balance as of June 30, 2026	130,097,000	$1,301	$96,999	$(536,558)	$(1,838)	$(440,096)
Net loss	-	-	-	(20,889)	-	(20,889)
Foreign currency translation adjustment	-	-	-	-	(554)	(554)
Balance as of September 30, 2026	130,097,000	$1,301	$96,999	$(557,447)	$(2,392)	$(461,539)

For the three and nine months ended September 30, 2025 (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Shareholders’
	Number	Amount	capital	deficit	loss	deficit
Balance as of January 1, 2025	130,097,000	$1,301	$96,999	$(366,416)	$(2,538)	$(270,654)
Net loss	-	-	-	(16,528)	-	(16,528)
Foreign currency translation adjustment	-	-	-	-	316	316
Balance as of March 31, 2025	130,097,000	$1,301	$96,999	$(382,944)	$(2,222)	$(286,866)
Net loss	-	-	-	(11,562)	-	(11,562)
Foreign currency translation adjustment	-	-	-	-	656	656
Balance as of June 30, 2025	130,097,000	$1,301	$96,999	$(394,506)	$(1,566)	$(297,772)
Net loss	-	-	-	(12,059)	-	(12,059)
Foreign currency translation adjustment	-	-	-	-	257	257
Balance as of September 30, 2025	130,097,000	$1,301	$96,999	$(406,565)	$(1,309)	$(309,574)

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operations:
Net loss	$(78,982)	$(40,149)
Depreciation	5,397	5,102
Changes in operating assets and liabilities:
Other receivables	(293)	(277)
Accruals	(39,898)	(78,595)
Other tax payable	-	170
Net cash used in operations	(113,776)	(113,749)

Cash flows from investing activities:
Repayments received from related parties	46,886	-
Net cash provided by investing activities	46,886	-

Cash flows from financing activities:
Advances from related parties	72,792	155,096
Repayment to related parties	(6,549)	(44,316)
Net cash provided by financing activities	66,243	110,780

Effect of exchange rate change on cash and cash equivalents	22	40
Net decrease in cash and cash equivalents	(625)	(2,929)
Cash and cash equivalents, beginning of period	715	3,253
Cash and cash equivalents, end of period	$90	$324

Supplemental cash flow disclosure:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KB GLOBAL HOLDINGS LIMITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Accounting Standards Codification (“ASC”) 810-10 “Consolidation” addresses whether certain types of entities referred to as VIE, such as BJKZ, should be consolidated in a company’s consolidated financial statements. Pursuant to the exclusive business cooperation agreement, WFOE has the exclusive right to provide to BJKZ technical development, technical support, management consultation and other related services on an exclusive basis. In accordance with the provisions of ASC 810, the Company has determined that BJKZ is a VIE of the WFOE, that the Company is the primary beneficiary, and accordingly, the financial statements of BJKZ are consolidated into the results of the Company.

The following table sets out the assets and liabilities of the VIE, before elimination of intercompany balances, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Unaudited)
Non-current assets	$17,766	$22,227
Current assets	$12,262	$57,666
Total assets	$30,028	$79,893

Current liabilities	$175,824	$164,265
Total liabilities	$175,824	$164,265

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company incurred a net loss of $78,982 during the nine months ended September 30, 2026, generated no revenue during 2026, and as of that date had a working capital deficiency of $479,305 (current liabilities of $480,886 less current assets of $1,581), an accumulated deficit of $557,447, a shareholders’ deficit of $461,539, and cash and cash equivalents of $90. These conditions, before consideration of management’s plans described below, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued.

Management has evaluated these conditions and concluded that its plans, as described below, alleviate the substantial doubt:

(i)	Director Ms. Guo Li has continued to provide financial support to the Company. During the nine months ended September 30, 2026, the amount due to Ms. Guo Li increased from $198,977 to $264,634. Ms. Guo Li has confirmed her intention to continue providing financial support to the Company, and to not call for repayment of the amounts due to her for a period of at least twelve months from the date these consolidated financial statements are issued, to the extent necessary to enable the Company to meet its obligations as they fall due.;

(ii)	management is actively pursuing additional software development engagements that are expected to generate operating cash flows in the next twelve months; and

(iii)	the Company will continue to control its operating expenses and to defer non-essential expenditures, including the deferral of executive compensation, until cash flows from operations become positive.

Based on these plans, management believes that the Company will have sufficient resources to meet its obligations as they fall due for at least twelve months from the date these unaudited condensed consolidated financial statements are issued and has concluded that the substantial doubt has been alleviated.

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

Foreign Currency Translation

The consolidated financial statements are presented in US dollars. The functional currency of the Company is the US dollar; the functional currency of Kesheng Global (HK) Limited is the Hong Kong dollar; the functional currency of Suzhou Keju and BJKZ is the Renminbi. Foreign-currency transactions are recorded using transaction-date exchange rates. Monetary balances denominated in currencies other than an entity’s functional currency are remeasured at period-end rates, with resulting exchange differences recognised in earnings. For consolidation, RMB-functional entities’ assets and liabilities are translated at period-end rates, and income and expenses at transaction-date rates or appropriate averages. Translation differences are recorded in other comprehensive income or loss.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for expected credit losses. The Company adopted ASC 326, Financial Instruments — Credit Losses, and applies the current expected credit loss (“CECL”) model to its accounts receivable. The Company estimates expected credit losses based on a combination of historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions, including the financial condition and creditworthiness of the counterparty. Accounts receivable are written off when the Company concludes that all reasonable collection efforts have been exhausted and the receivable is no longer considered recoverable. For eligible current accounts receivable arising from transactions accounted for under Topic 606, the Company applies the practical expedient described under ASU 2025-05 below when developing reasonable and supportable forecasts.

Recent Accounting Pronouncements

Recent Accounting Pronouncements, not yet adopted

ASU 2023-09 expands annual income-tax disclosures, including the tax-rate reconciliation and information about income taxes paid. Using the extended transition period available to emerging growth companies, the Company will first present the additional disclosures in its annual financial statements for the year ending December 31, 2026. The amendments concern disclosures and do not change the measurement of income-tax expense, assets or liabilities.

ASU 2024-03 requires public business entities to provide additional note disclosures about specified expenses included in income-statement captions. As clarified by ASU 2025-01, the amendments apply to annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the additional disclosures and the information needed to prepare them.

The Company has evaluated other new accounting standards issued by the FASB and SEC that are not yet effective. Management does not expect these standards to have a material impact on the consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requires enhanced disclosures related to significant segment expenses and a description of how the chief operating decision maker utilizes segment operating profit or loss to allocate resources and assess segment performance for all public entities. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company has adopted ASU 2023-07 and applied the amendments retrospectively to all periods presented. The related segment disclosures are included in Note 10.

The Company adopted ASU 2024-02, which removes references to FASB Concepts Statements from the Accounting Standards Codification, on January 1, 2026. Adoption did not materially affect the consolidated financial statements.

The Company adopted ASU 2025-05 prospectively from January 1, 2026. The amendments provide an optional practical expedient for estimating expected credit losses on eligible current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. Adoption did not materially affect the consolidated financial statements.

The Company elected to apply the practical expedient consistently to all eligible current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, assuming that conditions at the balance sheet date remain unchanged over their remaining lives when developing reasonable and supportable forecasts.

Note 3 – Net Loss per Ordinary Share

The following table sets forth the computation of basic and diluted net loss per ordinary share for the period indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net loss attributable to the Company, basic and diluted shares	$(20,889)	$(12,059)	$(78,982)	$(40,149)
Weighted average ordinary shares used in computing basic and diluted net loss per share	130,097,000	130,097,000	130,097,000	130,097,000
Net loss per ordinary share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

There were no dilutive securities outstanding during the nine months ended September 30, 2026 and 2025.

Note 4 – Income Tax

BJKZ is incorporated in the PRC. It is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate for companies operating in the PRC is 25%.

The reconciliation uses the Cayman Islands statutory income-tax rate of 0%, reflecting the Company’s jurisdiction of incorporation. The difference between that rate and the Group’s effective rate principally reflects taxation in other jurisdictions and valuation allowances against deferred tax assets. No tax benefit has been recognised for losses where realisation of the related deferred tax assets is not more likely than not.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Changes in valuation allowance and others	(25.0)%	(25.0)%	(25.0)%	(25.0)%
Effective tax rate	0%	0%	0%	0%

Income tax payable represented enterprise income tax at a rate of 25% of taxable income that the Company accrued but not paid. Income tax expense for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Current income tax expense	$-	-	-	-
Deferred tax expense (benefit)	-	-	-	-
Income tax expense	$-	-	-	-

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

	September 30, 2026	December 31, 2025
	(Unaudited)
Deferred tax asset from operating losses carry-forwards	$42,136	$28,012
Valuation allowance	(42,136)	(28,012)
Deferred tax asset, net	$-	$-

Note 5 – Computer Equipment

The computer equipment consisted of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)
At cost	$38,553	$36,841
Less: accumulated depreciation	(20,787)	(14,614)
Property and Equipment	$17,766	$22,227

No significant residual value is estimated for the equipment. Depreciation expense for the three months ended September 30, 2026 and 2025 totaled $1,820 and $1,716, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 totaled $5,397 and $5,102, respectively.

Note 6 – Accruals and Other Payables

Accruals and other payables consisted of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)
Accrued audit fee	$5,000	$35,000
Executive compensation	208,301	214,533
Other	365	365
	$213,666	$249,898

Note 7 – Related Party Transactions and Balances

a.	Related party

Name of related party	Relationship with the Company
Suzhou Kesheng Investment Management Co., Ltd.	Ms. Guo Li is director of the Company and the related party
Guo Li	Ms. Guo Li is the director of the Company
Beijing Cabelongteng	The controlling party of this entity is also a shareholder of the Company
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	Mr. Hu Ziyong, CFO of the Company is the legal representative of the related party
Sichuan Chuanghe Culture Media Co., Ltd	Mr. Hu Ziyong, CFO of the Company is the supervisor of the related company

b.	Related Party Transactions

During the year ended December 31, 2025, the Company made advances totaling approximately $19,198 (RMB140,000) to Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd (“Jiecheng”) and approximately $24,683 (RMB180,000) to Sichuan Chuanghe Culture Media Co., Ltd (“Chuanghe”). The advances are unsecured, non-interest bearing and repayable on demand, and were made to support the working capital requirements of the respective related parties. During the nine months ended September 30, 2026, the Company received repayments of approximately $46,886 (RMB320,000) from these related parties (nine months ended September 30, 2025: $nil). No interest income, expense, or other income statement effect was recognized in respect of these advances during the periods presented. The remaining balances are presented within “Amounts due from related parties” on the unaudited condensed consolidated balance sheets.

c.	Related party balances

The Company had the following related party balances at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Unaudited)
Due from/(to) related parties:
Shenzhen Jiecheng Enterprise Management Consulting Co., Ltd	-	19,952
Sichuan Chuanghe Culture Media Co., Ltd	-	25,652
Guo Li	(264,634)	(198,977)

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

●	In July 2024, the Company leased approximately 8 square meters of office space, commencing July 4, 2024, and expiring July 3, 2025, with monthly lease payments of approximately $98. This lease was renewed on July 3, 2025, for an additional term expiring July 3, 2026, with the same monthly payments. This lease was renewed on July 2, 2026, for an additional term expiring July 3, 2027, with the same monthly payments.

●	In August 2024, the Company commenced another lease expiring July 31, 2025, with monthly payments of approximately $293. This lease was renewed in July 2025 for an additional term expiring October 31, 2025, with the same monthly payments. This lease was renewed in October 2025 for an additional term expiring February 28, 2026, with the same monthly payments. This lease was renewed in March 2026 for an additional term expiring May 31, 2026, with the same monthly payments. This lease was renewed in May 2026 for an additional term expiring August 31, 2026, with the same monthly payments. This lease was renewed in September 2026 for an additional term expiring November 30, 2026, with the same monthly payments.

●	In November 2024, the Company entered into a lease expiring October 31, 2025, with monthly payments of approximately $366. This lease was renewed in October 2025 for an additional term expiring October 30, 2026, with the same monthly payments.

The Company recognizes lease expense on a straight-line basis over the lease term. For the nine months ended September 30, 2026 and 2025, total lease expenses were $6,813 and $6,441, respectively.

Legal proceedings

There was no legal proceeding in which the Company was a party as of September 30, 2026.

Note 9 – Ordinary Shares

In January and February 2023, the Company sold 97,000 ordinary shares at a purchase price of $1.00 per share.

Note 10 – Segment Reporting

The Company operates as one operating segment, providing information technology (IT) development and consulting services to a broad range of potential clients across various industries. The Company expects that its primary revenue streams will include custom software development, IT consulting, and system integration services. These services will collectively account for approximately 100% of the Company’s revenue.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	-	-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Depreciation	1,820	1,716	5,397	5,102
Office expense	2,298	2,166	6,813	6,441
Professional fee	5,002	5,006	22,866	16,442
Staff costs	11,004	352	42,056	8,274
Other operating expenses	765	2,819	1,850	3,900
Total operating expenses	(20,889)	(12,059)	(78,982)	(40,159)
Loss from operations	(20,889)	(12,059)	(78,982)	(40,159)
Other income	-	-	-	10
Loss before income tax	(20,889)	(12,059)	(78,982)	(40,149)
Income tax expense	-	-	-	-
Net loss	$(20,889)	$(12,059)	$(78,982)	$(40,149)

Note 11 – Subsequent Events

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. There are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the Three and nine Months Ended September 30, 2026 and 2025. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report. The results of operations in any period are not necessarily indicative of our future trends. Due to an insufficient customer base, unable to support sales conversion, the company had no sales revenue this period. Operating expenses increased from $12,059 to $20,889 for 3 months, and from $40,159 to $78,982 for 9 months, caused by audit fees, executive salaries, share registration fees, and printing company filing fees.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Software development service – related party	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	(20,889)	(12,059)	(78,982)	(40,159)
Loss from operations	(20,889)	(12,059)	(78,982)	(40,159)
Other income	-	-	-	10
Loss before income tax	(20,889)	(12,059)	(78,982)	(40,149)
Income tax expense	-	-	-	-
Net loss	$(20,889)	$(12,059)	$(78,982)	$(40,149)

Other comprehensive income/(loss)
Foreign currency translation adjustments	(554)	257	(897)	1,229
Comprehensive loss	$(21,443)	$(11,802)	$(79,879)	$(38,920)
Basic and diluted loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average ordinary shares outstanding	130,097,000	130,097,000	130,097,000	130,097,000

Revenue

For the nine months ended September 30, 2026, the Company’s revenue was $0.

Operating expenses

Operating expenses consisted primarily of fees paid to employees and an audit fee.

Net loss

Due to the above reasons, we realized a net loss of $78,982 during the nine months ended September 30, 2026. In the nine months ended on September 30, 2025, we realized a net loss of $40,149.

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

Liquidity and Capital Resources

To date we have realized revenue from one sale only: an enterprise software package that we sold in the first quarter of 2024 to a single customer. We will not be able to generate significant additional sales until we obtain sufficient working capital to enable us to market our services broadly. At September 30, 2026, we had only $1,581 in current assets and had current liabilities including accrued payables totaling $480,886, including a $264,634 debt to a related party. The debt of $264,634 is owed to our CEO; we do not expect her to require payment in the near term.

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

In connection with the preparation of our financial statements for the nine months ended September 30, 2026, there was no accounting estimate we made that were subject to a high degree of uncertainty and was critical to our results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2026 for the purposes described in this Item.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2026 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2026.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2026	KB Global Holdings Limited

	By:	/s/ Li Guo
	Name:	Li Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ziyong Hu
	Name:	Ziyong Hu
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)